Form 10-Q
period 2007-06-30
GSC Acquisition Co
filed 2007-08-14
CIK 1381117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	005-82962

GSC Acquisition Company

(Exact name of Registrant as specified in its charter)

Delaware	20-5779392
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

500 Campus Drive, Suite 220
Florham Park, New Jersey 07932
(Address of principal executive offices)

(973) 437-1000
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☐ Yes ☑ No

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer	☑ Non-accelerated filer

     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).      ☑ Yes ☐ No

     As of August 13, 2007, 25,200,000 shares of common stock were issued and outstanding.

Forward-Looking Statements

     This report, and the information incorporated by reference in it, include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may include, but are not limited to, statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

•	ability to complete a combination with one or more target businesses;

•	success in retaining or recruiting, or changes required in, our management or directors following a business combination;

•	potential inability to obtain financing to complete a business combination;

•	limited pool of prospective target businesses;

•	potential change in control if we acquire one or more target businesses for stock;

•	public securities’ limited liquidity and trading;

•	the delisting of our securities from the American Stock Exchange or an inability to have our securities listed on the American Stock Exchange following a business combination;

•	use of proceeds not in trust or available to us from interest income on the trust account balance; or

•	financial performance.

     The forward-looking statements contained or incorporated by reference in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under Part II, Item 1A,, Risk Factors. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

     References in this report to “we,” “us” or “our company” refer to GSC Acquisition Company.

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements.
GSC ACQUISITION COMPANY
 (a development stage company)

UNAUDITED CONDENSED BALANCE SHEET

ASSETS

	June 30, 2007	December 31, 2006
Cash and cash equivalents	$1,049,767	$24,918
Cash and cash equivalents held in trust	201,695,000	—
Account receivable	12,297	—
Deferred offering costs	—	190,122

Total assets	$202,757,064	$215,040

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Accrued expenses	$90,000	$105,000
Accrued offering costs	710,565	147,963
Due to affiliate	386,697	75,496
Deferred underwriting discount	6,210,000	―
Total liabilities	7,397,262	328,459
Common stock, subject to possible conversion, 4,139,999 shares at $9.74 per share	40,338,990	―

Stockholders’ equity (1)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	―	―
Common stock, $0.001 par value, 200,000,000 shares authorized; 25,200,000 and 6,562,500 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	25,200	6,563
Additional paid-in capital	155,146,405	18,437
Accumulated deficit	(150,793)	(138,419)
Total stockholders’ equity	155,020,812	(113,419)

Total liabilities and stockholders’ equity	$202,757,064	$215,040

(1) – Share amounts have been retroactively restated from the date of inception to reflect the effect of a stock dividend of one share for each five outstanding shares of common stock (see note 6).

See accompanying notes.

GSC ACQUISITION COMPANY
(a development stage company)

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

For the period from April 1, 2007 to June 30, 2007
And for the period from January 1, 2007 to June 30, 2007
And for the period from October 26, 2006 (date of inception) to June 30, 2007

	For the period from April 1, 2007 to June 30, 2007	For the period from January 1, 2007 to June 30, 2007	For the period from October 26, 2006 (date of inception) to June 30, 2007
Organization costs	$—	$—	$75,000
Professional fees	1,053	11,053	74,386
Miscellaneous expenses	69	1,321	1,407
Net loss	$1,122	$12,374	$150,793

Weighted average number of common shares outstanding, basic and diluted (1)	6,042,032	6,300,829	6,360,957
Net loss per common share, basic and diluted (1)	$(0.00)	$(0.00)	$(0.02)

(1) – Share amounts have been retroactively restated from the date of inception to reflect the effect of a stock dividend of one share for each five outstanding shares of common stock (see note 6).

See accompanying notes.

GSC ACQUISITION COMPANY
(a development stage company)

UNAUDITED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

For the period from January 1, 2007 to June 30, 2007
And for the period from October 26, 2006 (date of inception) to December 31, 2006

	Common Stock (1)		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity
Common shares issued	6,562,500	$6,563	$18,437	$—	$25,000
Net loss	—	—	—	(138,419)	(138,419)
Balances, at December 31, 2006	6,562,500	6,563	18,437	(138,419)	(113,419)

Common stock repurchased from founding stockholder and directors for $4.00	(2,062,500)	(2,063)	2,059	—	(4)
Sale of 20,700,000 units, net of underwriting discounts and offering costs	20,700,000	20,700	191,464,899	—	191,485,599
Net proceeds subject to possible conversion of 4,139,999 shares	—	—	(40,338,990)	—	(40,338,990)
Proceeds from sale of warrants to founding stockholder	—	—	4,000,000	—	4,000,000
Net loss	—	—	—	(12,374)	(12,374)
Balances, at June 30, 2007	25,200,000	$25,200	$155,146,405	$(150,793)	$155,020,812

(1) – Share amounts have been retroactively restated from the date of inception to reflect the effect of a stock dividend of one share for each five outstanding shares of common stock (see note 6).

See accompanying notes.

GSC ACQUISITION COMPANY
(a development stage company)

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the period from January 1, 2007 to June 30, 2007
And for the period from October 26, 2006 (date of inception) to June 30, 2007

Cash flows from operating activities	For the period from January 1, 2007 to June 30, 2007	For the period from October 26, 2006 (date of inception) to June 30, 2007
Net loss	$(12,374)	$(150,793)
Adjustments to reconcile net loss to net cash provided by (used in ) operating activities:
Change in operating assets and liabilities:
Deferred offering costs	190,122	—
Account receivable	(12,297)	(12,297)
Accrued expenses	(15,000)	90,000
Accrued offering costs	562,602	710,565
Due to affiliate	311,201	386,697
Net cash provided by operating activities	1,024,254	1,024,172

Cash flows from investing activities
Cash held in trust account	(201,695,000)	(201,695,000)
Net cash used in investing activities	(201,695,000)	(201,695,000)

Cash flows from financing activities
Gross proceeds from initial public offering	207,000,000	207,000,000
Proceeds from sale of common stock to founding stockholder	—	25,000
Proceeds from sale of warrants	4,000,000	4,000,000
Repurchase of common stock	(4)	(4)
Payment of underwriter’s discount and offering expenses	(9,304,401)	(9,304,401)
	—	—
Net cash provided by financing activities	201,695,595	201,720,595

Net increase in cash	1,024,849	1,049,767
Cash, beginning of period	24,918	―
Cash, end of period	$1,049,767	$1,049,767

See accompanying notes.

GSC ACQUISITION COMPANY
(a development stage company)

Notes to Condensed Financial Statements

Note 1 — Organization and Nature of Business Operations

GSC ACQUISITION COMPANY (a development stage company) (the “Company”) was incorporated in Delaware on October 26, 2006. The Company was formed to acquire through merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination, one or more currently unidentified businesses or assets. The Company has neither engaged in any operations nor generated any revenue to date. All activity through June 30, 2007 relates to the formation of the Company and its initial public offering described below and in Note 3. The Company will not generate any operating revenues until after completion of its initial business combination. The Company will generate non-operating income in the form of interest income on cash and cash equivalents.   The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting By Development Stage Enterprises,” and is subject to the risks associated with activities of development stage companies. The Company has selected December 31st as its fiscal year end.

The registration statement for the Company’s initial public offering (“IPO”) was declared effective June 25, 2007. The Company consummated the IPO on June 29, 2007 and recorded proceeds of approximately $191.5 million net of the underwriters’ discount and commission of $14.5 million and offering costs of $1.0 million.

A total of $201,695,000, including $191.5 million of the net proceeds from the IPO, $4.0 million from the sale of warrants to the founding stockholder (see Note 4) and $6.2 million of deferred underwriting discounts and commissions, has been placed in a trust account at JPMorgan Chase Bank, N.A., with the American Stock Transfer & Trust Company serving as trustee.  Except for a portion of the interest income permitted to be released to the Company, the proceeds held in trust will not be released from the trust account until the earlier of the completion of the Company’s initial business combination or the liquidation of the Company.  Under the terms of the investment management trust agreement, up to a total of $2.4 million of interest income (net of taxes payable) may be released to the Company, subject to availability.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO, although substantially all of the net proceeds of the IPO are intended to be generally applied toward consummating a business combination with an existing operating company. As used herein, a “Target Business” shall mean one or more businesses or assets that, at the time of the Company’s initial business combination, has a fair market value of at least 80% of the balance in the trust account (excluding deferred underwriting discounts of $6.2 million) described below and a “Business Combination” shall mean the acquisition by the Company of such Target Business.

The Company’s efforts in identifying prospective target businesses will not be limited to a particular industry. Instead, the Company intends to focus on various industries and target businesses in the United States and Europe that may provide significant opportunities for growth.

The Company will seek stockholder approval before it will effect any Business Combination, even if the Business Combination would not ordinarily require stockholder approval under applicable state law. In connection with the stockholder vote required to approve any Business Combination, the Company’s first stockholder (the “founding stockholder”) and its three directors have agreed to vote the shares of common stock they owned immediately before this IPO in accordance with the majority of the shares of common stock voted by the Public Stockholders. “Public Stockholders” is defined as the holders of common stock sold as part of the Units in the IPO or in the aftermarket. The Company will proceed with a Business Combination only if a majority of the shares of common stock voted by the Public Stockholders are voted in favor of the Business Combination and Public Stockholders holding not more than 20% of the shares (minus one share) sold in the IPO vote against the business combination and exercise their conversion rights. If a majority of the shares of common stock voted by the Public Stockholders are not voted in favor of a proposed initial Business Combination so long as such combination is approved by public stockholders prior to June 25, 2009, the Company may combine with a different Target Business meeting the fair market value criterion described above.

GSC ACQUISITION COMPANY
(a development stage company)

Notes to Financial Statements — (Continued)

Note 1 — Organization and Nature of Business Operations (continued)

If a Business Combination is approved and completed, any Public Stockholder voting against a Business Combination will be entitled to convert their stock into a pro rata share of the aggregate amount then on deposit in the trust account, before payment of deferred underwriting discounts and commissions and including any interest earned on their pro rata portion of the trust account, net of income taxes payable by the Company thereon, and net of any interest income of up to $2.4 million on the balance of the trust account previously released to the Company to fund its working capital requirements. Public Stockholders who convert their stock into their share of the trust account will continue to have the right to exercise any Warrants they may hold.  As of June 30, 2007, 4,139,999 shares of common stock may be subject to conversion for cash payments of approximately $9.74 per share totaling $40,338,990.

The Company will dissolve and promptly distribute only to its Public Stockholders the amount in the trust account, less any income taxes payable on interest income and any interest income of up to $2.4 million on the balance of the trust account previously released to the Company to fund its working capital requirements, plus any remaining net assets if the Company does not effect a Business Combination by June 25, 2009.  In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including trust account assets) will be less than the IPO price per Unit in the IPO (assuming no value is attributed to the Warrants contained in the Units).

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial statements.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The accompanying unaudited interim financial statements should be read in conjunction with the financial statements for the period ended December 31, 2006.  In our opinion, all adjustments (consisting only of normal recurring accruals) considered necessary for fair presentation have been included.  The results of operations for the period from April 1, 2007 to June 30, 2007 and the period January 1, 2007 to June 30, 2007, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2007.

Cash and cash equivalents:
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Loss per common share:
Loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period.

All 24,700,000 warrants to purchase common stock were anti-dilutive and excluded from the calculation of diluted loss per share for the periods from April 1, 2007 to June 30, 2007, from January 1, 2007 to June 30, 2007 and from October 26, 2006 to June 30, 2007.

Use of estimates:
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

GSC ACQUISITION COMPANY
(a development stage company)

Notes to Financial Statements — (Continued)

Note 2 — Summary of Significant Accounting Policies (continued)

Offering costs:
Deferred offering costs as of December 31, 2006 consisted principally of legal fees incurred through the balance sheet date that are related to the IPO and were charged to additional paid-in capital at the time of the closing of the IPO.

Accrued offering costs as of June 30, 2007 consisted principally of legal, printing and road show fees incurred through the balance sheet date that are related to the IPO and were charged to additional paid-in capital at the time of the closing of the IPO.

Organization costs:
Organization costs consist principally of professional fees incurred in connection with the organization of the Company and have been expensed as incurred.

Note 3 — Initial Public Offering

On June 29, 2007, the company sold to the public 20,700,000 units (“Units”) at a price of $10.00.  Each unit consists of one share of our common stock, $0.001 par value, and one redeemable common stock purchase warrant (“Warrant”).

Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $7.50 commencing the later of the completion of a Business Combination with a Target Business or 13 months from June 29, 2007 (“Closing Date”) of the IPO and expiring four years from the date of the prospectus, unless earlier redeemed. Holders of the Warrants must pay the exercise price in full upon exercise of the Warrants. The Warrants will be redeemable at a price of $0.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $14.25 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given. The terms of the Warrants include, among other things, that (i) in no event will a Warrant holder be entitled to receive a net cash settlement of the Warrant, and (ii) the Warrants may expire unexercised and worthless if a prospectus relating to the common stock to be issued upon the exercise of the warrants is not current and an applicable registration statement is not effective prior to the expiration date of the Warrant, and as a result purchasers of our Units will have paid the full Unit purchase price solely for the share of common stock included in each Unit.

The Company agreed to pay the underwriters in the IPO an underwriter discount of 7.0% of the gross proceeds of the IPO.  However, the underwriters have agreed that a portion of the underwriter discount equal to 3.0% of the gross proceeds will not be payable unless and until the Company completes a Business Combination and have waived their right to receive such payment upon the Company’s liquidation if it is unable to complete a Business Combination.  As of June 30, 2007, such amount is $6.2 million which is included as deferred underwriting discount on the balance sheet.

Note 4 — Related Party Transactions

On November 7, 2006, the founding stockholder purchased 5,468,750 shares of the Company’s common stock (“Initial Founding Shares”) for an aggregate purchase of $25,000. Subsequent to the purchase of the Initial Founder’s Shares, our founding stockholder sold an aggregate of 82,032 of the initial founder’s shares to three of our directors. The Initial Founding Shares are identical to those included in the Units except that our founding stockholder and each transferee has agreed 1) that in connection with the stockholder vote required to approve the Company’s initial Business Combination, to vote the Initial Founding Shares in accordance with a majority of the shares of common stock voted by the Public Stockholders and 2) to waive its right to participate in any liquidation distribution with respect to the Initial Founding Shares if a Business Combination is not consummated by June 25, 2009.

GSC ACQUISITION COMPANY
(a development stage company)

Notes to Financial Statements — (Continued)

Note 4 — Related Party Transactions (continued)

On November 7, 2006, the founding stockholder entered into a binding agreement to purchase an aggregate of 4,000,000 Warrants at a price of $1.00 per Warrant from the Company. The purchase was consummated on June 28, 2007.  The Warrants are identical to the Warrants contained in the Units except that they are not redeemable for cash while held by the founding stockholder or its permitted transferees and the shares of common stock issued upon exercise of such Warrants by the founding stockholder or its permitted transferees will not be registered under the Securities Act but will be subject to certain resale registration rights. The founding stockholder has further agreed that it will not sell or transfer these Warrants until completion of a Business Combination, except in certain limited circumstances.

The Company has agreed to pay to GSCP (NJ) Holdings, L.P., an affiliate of the founding stockholder, a total of $7,500 per month for office space and general and administrative services. Services commenced on June 25, 2007, the effective date of the IPO, and will terminate upon the earlier of (i) the consummation of a Business Combination, or (ii) the liquidation of the Company.

A recapitalization was effected on May 29, 2007, in which the Company purchased from the founding stockholder 1,692,968 of outstanding shares of common stock for retirement and a total of 25,782 of outstanding shares of common stock from three directors, in each case for the nominal consideration of $1.00.

Note 5 — Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

Note 6 — Common Stock

As described in Note 4, a recapitalization was effected on May 29, 2007, in which the Company purchased for retirement from the founding stockholder 1,692,968 of outstanding shares of common stock and a total of 25,782 of outstanding shares of common stock from three directors, in each case for nominal consideration of $1.00.

On June 25, 2007 the Board of Directors declared a stock dividend to stockholders of record on June 24, 2007.  The stock dividend was paid on June 29, 2007.  One share of Common stock was issued for each five outstanding shares of Common Stock.    All references in the accompanying financial statements as of December 31, 2006 and for the period from October 26, 2006 (date of inception) to June 30, 2007 to the number of shares of common stock have been retroactively restated to reflect this transaction.

These transactions were effected to ensure that the shares included in the Units sold in the IPO represented approximately 80% of the Company’s outstanding share capital.

GSC ACQUISITION COMPANY
(a development stage company)

Notes to Financial Statements — (Continued)

Note 7 — Recent Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. The Company has adopted FIN 48 as of January 1, 2007, as required.  The Company has evaluated and determined that the adoption of FIN 48 does not have an effect on the Company’s financial positions and results of operations at this time given its limited operations and activities.

On September 20, 2006, the FASB released Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“FAS 157”). FAS 157 establishes an authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. The application of FAS 157 is required for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. At this time, management is evaluating the implications of FAS 157 and its impact on the financial statements has not yet been determined.

ITEM. 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     GSC Acquisition Company is a newly organized blank check company formed on October 26, 2006 for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination, one or more businesses or assets, which we refer to as our initial business combination. We consummated our Initial Public Offering on June 29, 2007. We are currently in the process of evaluating and identifying targets for a business combination. We intend to use cash from the proceeds of our IPO, our capital stock, debt or a combination of cash, stock and debt to consummate a business combination. The issuance of additional shares of our stock in a business combination:

•	may significantly reduce the equity interest of our stockholders;

•
will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and may also result in the resignation or removal of one or more of our current officers and directors; and

•	may adversely affect prevailing market prices for our common stock and warrants.

Similarly, debt securities issued by us in a business combination may result in:

•	default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants requiring the maintenance of certain financial ratios or reserves and any such covenant was breached without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand; and

•	our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such debt security was outstanding.

     We have neither engaged in any operations nor generated any revenues from operations to date. Our entire activity since inception has been to prepare for and consummate our IPO and thereafter to identify and investigate potential targets for a business combination. We will not generate any operating revenues until consummation of a business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents.

     Net loss for the period from October 26, 2006 (date of inception) to June 30, 2007 was $150,793, which consisted of $75,000 in organizational costs, $74,386 in professional fees and $1,407 in miscellaneous expenses.  Net loss for the period from January 1, 2007 to June 30, 2007 was $12,374 which consisted of $11,053 in professional fees and $1,321 in miscellaneous fees.  Net loss for the three months ended June 30, 2007 was $1,122, which consisted of $1,053 in professional fees and $69 in miscellaneous fees.

Off-Balance Sheet Arrangements
     We have not entered into any off-balance sheet financing arrangements and have not established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Liquidity and Capital Resources

 A total of $201.7 million, including $191.5 million of the net proceeds from the IPO, $4.0 million from the sale of warrants to the founding stockholder and $6.2 million of deferred underwriting discounts and commissions, was placed in trust, except for $50,000 that was made available to the Company for working capital needs.   We expect that most of the proceeds held in the trust account will be used as consideration to pay the sellers of a target business or businesses with which we ultimately complete our initial business combination.  We expect to use substantially all of the net proceeds of this IPO not held in the trust account to pay expenses in locating and acquiring a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating our initial business combination. To the extent that shares of our capital stock or debt financing is used in whole or in part as consideration to effect our initial business combination, any proceeds remaining held in the trust account as well as any other net proceeds not expended will be made available for general corporate purposes, including to finance the operations of the combined business.  We intend to focus on potential target businesses with valuations greater than or equal to 80% of the amount held in the trust account (excluding deferred underwriting discounts and commissions of $6.2 million).   We believe that the funds placed in trust, together with other available funds, including from the issuance of additional equity and/or the issuance of debt, would support the acquisition of such a target business. Such debt securities may include a long term debt facility, a high-yield notes offering or mezzanine debt financing, and depending upon the business of the target company, inventory, receivable or other secured asset-based financing. The need for and mix of additional equity and/or debt would depend on many factors. The proposed funding for any such business combination would be disclosed in the proxy statement relating to the required shareholder approval.

We believe that the $50,000 in funds available to us outside of the trust account, together with interest income of up to $2.4 million on the balance of the trust account which may be released to us for working capital requirements, will be sufficient to allow us to operate through June 25, 2009, assuming that our initial business combination is not consummated during that time. Over this time period, we anticipate making the following expenditures:

•	approximately $180,000 of expenses in fees relating to our office space and certain general and administrative services;

•
approximately $2,270,000 for general corporate purposes that will be used for miscellaneous expenses (potentially including deposits or down payments for a proposed initial business combination), legal, accounting and other expenses, including due diligence expenses and reimbursement of out-of-pocket expenses incurred in connection with the investigation, structuring, negotiation and consummation of our initial business combination, director and officer liability insurance premiums and reserves, legal and accounting fees relating to SEC reporting obligations, brokers’ retainer fees, consulting fees and finder’s fees.

We do not believe we will need additional financing in order to meet the expenditures required for operating our business prior to our initial business combination. However, we will rely on interest earned of up to $2.4 million on the balance of the trust account to fund such expenditures and, to the extent that the interest earned is below our expectation, we may have insufficient funds available to operate our business prior to our initial business combination.

We may need to obtain additional financing either to consummate our initial business combination or because we become obligated to convert into cash a significant number of shares of public stockholders voting against our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our working capital needs and satisfy our other obligations.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

     Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices.  $197.7 million of the net IPO proceeds (which includes $6.2 million of the proceeds attributable to the underwriters’ deferred discount from the IPO) has been placed in a trust account at JPMorgan Chase Bank, N.A., with the American Stock Transfer & Trust Company as trustee. As of June 30, 2007, the balance of the trust account was $201.7 million. The proceeds held in trust will only be invested in U.S. government securities having a maturity of 180 days or less or in money market funds which invest principally in either short-term securities issued or guaranteed by the United States having the highest rating from a recognized credit rating agency or tax exempt municipal bonds issued by governmental entities located within the United States or otherwise meeting the conditions under Rule 2a-7 under the Investment Company Act.  Thus, we are currently subject to market risk primarily through the effect of changes in interest rates on short-term government securities and other highly rated money-market instruments. We do not believe that the effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices currently pose significant market risk for us.

          We have not engaged in any hedging activities since our inception. We do not currently expect to engage in any hedging activities.

ITEM 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures
     We evaluated the effectiveness of our disclosure controls and procedures, as defined in the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q.  Peter Frank, our Chief Executive Officer and Principal Accounting and Financial Officer as well as a Director, participated in this evaluation. Based upon that evaluation, Mr. Frank concluded that our disclosure controls and procedures were effective as of the end of the period covered by the report.

(b) Changes in Internal Controls over Financial Reporting
     As a result of the evaluation completed by Mr. Frank, we have concluded that there were no changes during the fiscal quarter ended June 30, 2007 in our internal controls over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings.
     None.

ITEM 1A. Risk Factors.

Risks associated with our business

We are a development stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently incorporated development stage company with limited operating results. Because we lack an operating history, you have no basis on which to evaluate our ability to achieve our business objective of completing an initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target businesses concerning an initial business combination and may be unable to complete an initial business combination. We will not generate any revenues from operating activities until, at the earliest, after completing an initial business combination. We cannot assure you as to when, or if, an initial business combination will occur. If we expend all of the funds not held in trust and interest income earned of up to $2.4 million on the balance of the trust account that may be released to us to fund our working capital requirements in seeking an initial business combination, but fail to complete such an initial combination, we may never generate any operating revenues.

We may not be able to consummate our initial business combination within the required time frame, in which case we would be forced to dissolve and liquidate.

We must complete our initial business combination with one or more target businesses that have a fair market value of at least 80% of the amount held in our trust account at the time of the initial business combination (excluding deferred underwriting discounts and commissions of $6.2) by June 25, 2009.  If we fail to consummate a business combination by June 25, 2009, we will be forced to dissolve and liquidate. We may not be able to find suitable target businesses within the required time frame. In addition, our negotiating position and our ability to conduct adequate due diligence on any potential target may be reduced as we approach the deadline for the consummation of an initial business combination.  GSC Group, which includes our founding stockholder, is a manager of assets in niche markets and complex areas including distressed investing predominately control-oriented, corporate credit and real estate.  Because of the nature of GSC Group’s business, executives associated with GSC Group, including Messrs. Eckert, Frank and Kaufman, occasionally receive unsolicited inquiries that identify companies that are potentially for sale, however we will not use information relating to specific target businesses that was known by GSC Group’s investment professionals or any other affiliates prior to the completion of the IPO.

If we liquidate before concluding an initial business combination, our public stockholders will receive less than $10.00 per share on distribution of trust account funds and our warrants will expire worthless.

If we are unable to complete an initial business combination and must liquidate our assets, the per-share liquidation distribution will be less than $10.00 because of the expenses of the IPO, our general and administrative expenses and the costs of seeking an initial business combination. Furthermore, our outstanding warrants are not entitled to participate in a liquidation distribution and the warrants will therefore expire worthless if we liquidate before completing an initial business combination. As a result, the purchasers of our shares and warrants may realize less than $10 for each such share, and may not receive any money for such warrant.

We may require stockholders who wish to convert their shares to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising conversion rights.

We may require public stockholders who wish to convert their shares to tender their certificates to our transfer agent prior to the shareholder meeting or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System. In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. If it takes longer than anticipated to obtain a physical certificate, stockholders who wish to convert may be unable to obtain physical certificates by the deadline for exercising their conversion rights and thus will be unable to convert their shares.

An effective registration statement must be in place in order for a warrant holder to be able to exercise the warrants, otherwise the warrants will expire worthless.

No warrants will be exercisable and we will not be obligated to issue shares of common stock upon exercise of warrants by a holder unless, at the time of such exercise, we have an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current statutory prospectus relating to them is available. Although we have undertaken in the warrant agreement, and therefore have a contractual obligation, to use our best efforts to have an effective registration statement covering shares of common stock issuable upon exercise of the warrants from the date the warrants become exercisable and to maintain a current prospectus relating to that common stock until the warrants expire or are redeemed, and we intend to comply with our undertaking, we cannot assure you that we will be able to do so or that we will be able to prevent the warrants from expiring worthless. Holders of warrants may not be able to exercise their warrants, the market for the warrants may be limited and the warrants may be deprived of any value if there is no effective registration statement covering the shares of common stock issuable upon exercise of the warrants or the prospectus relating to the common stock issuable upon the exercise of the warrants is not current. In such event, the holder of a unit will have paid the entire unit purchase price for the common stock contained in the unit as the warrant will be worthless. Holders of warrants will not be entitled to a cash settlement for their warrants if we fail to have an effective registration statement or a current prospectus available relating to the common stock issuable upon exercise of the warrants, and holders’ only remedies in such event will be those available if we are found by a court of law to have breached our contractual obligation to them by failing to do so.

You will not be entitled to protections normally afforded to investors in blank check companies.

Since we have net tangible assets in excess of $5 million, the SEC has taken the position that we are exempt from Rule 419 under the Securities Act, which is designed to protect investors in blank check companies. Accordingly, investors in our securities will not receive the benefits or protections of Rule 419. Among other things, this means we will have a longer period of time to complete a business combination in some circumstances than do companies subject to Rule 419. Moreover, offerings subject to Rule 419 would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our consummation of an initial business combination.

Under Delaware law, a court could invalidate the requirement that certain provisions of our amended and restated certificate of incorporation be amended only by unanimous consent of our stockholders; amendment of those provisions could reduce or eliminate the protections they afford to our stockholders.

Our amended and restated certificate of incorporation contains certain requirements and restrictions that apply to us until the consummation of our initial business combination. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

•
a total of approximately $201.7 million comprising (i) $197.7 of the net proceeds from our IPO, including $6.2 million in Deferred Underwriting Compensation and (ii) $4.0 million of the proceeds from the sale of warrants to our founding stockholder shall be placed into the trust account;

•	prior to the consummation of our initial business combination, we shall submit the initial business combination to our stockholders for approval;

•
we may consummate our initial business combination if approved by a majority of the shares of common stock voted by our public stockholders at a duly held stockholders meeting, and public stockholders owning up to 20% of the shares (minus one share) sold in our IPO have voted against the business combination and exercise their conversion rights;

•
if a proposed initial business combination is approved and consummated, public stockholders who exercised their conversion rights and voted against the initial business combination may convert their shares into cash at the conversion price on the closing date of such initial business combination;

•
if our initial business combination is not consummated by June 25, 2009, then our existence will terminate and we will distribute all amounts in the trust account (except for such amounts as are paid to creditors or reserved for payment to creditors in accordance with Delaware law) and any net assets remaining outside the trust account on a pro rata basis to all of our public stockholders;

•
we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial business combination;

•
prior to our initial business combination, we may not issue additional stock that participates in any manner in the proceeds of the trust account, or that votes as a class with the common stock sold in our IPO on a business combination;

•
our audit committee shall monitor compliance on a quarterly basis with the terms of our IPO and, if any noncompliance is identified, the audit committee is charged with the immediate responsibility to take all action necessary to rectify such noncompliance or otherwise cause compliance with the terms of our IPO;

•
the audit committee shall review and approve all payments made to our officers, directors and our and their affiliates, other than the payment of an aggregate of $7,500 per month to GSCP (NJ) Holdings, L.P. for office space, secretarial and administrative services, and any payments made to members of our audit committee will be reviewed and approved by our board of directors, with any interested director abstaining from such review and approval; and

•	we will not enter into our initial business combination with any entity in which any of our officers, directors or GSC Group or its affiliates has a financial interest.

Our amended and restated certificate of incorporation requires that prior to the consummation of our initial business combination we obtain unanimous consent of our stockholders to amend these provisions. However, the validity of unanimous consent provisions under Delaware law has not been settled. A court could conclude that the unanimous consent requirement constitutes a practical prohibition on amendment in violation of the stockholders’ statutory rights to amend the corporate charter. In that case, these provisions could be amended without unanimous consent, and any such amendment could reduce or eliminate the protection these provisions afford to our stockholders. However, we view all of the foregoing provisions as obligations to our stockholders. Neither we nor our board of directors will propose any amendment to these provisions, or support, endorse or recommend any proposal that stockholders amend any of these provisions at any time prior to the consummation of our initial business combination (subject to any fiduciary obligations our management or board may have). In addition, we believe we have an obligation in every case to structure our initial business combination so that not less than 20% of the shares sold in our IPO (minus one share) have the ability to be converted to cash by public stockholders exercising their conversion rights and the business combination will still go forward.

If third parties bring claims against us, or if we go bankrupt, the proceeds held in trust could be reduced and the per-share liquidation price received by you could be less than approximately $9.74 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although prior to completion of our initial business combination, we will seek to have all third parties (including any vendors and any other entities with which we enter into a contractual relationship) or any prospective target businesses enter into valid and enforceable agreements with us waiving any right, title, interest or claim of any kind in or to any assets held in the trust account, there is no guarantee that they will execute such agreements. We have not engaged any such third parties or asked for or obtained any such waiver agreements at this time. It is also possible that such waiver agreements would be held unenforceable and there is no guarantee that the third parties would not otherwise challenge the agreements and later bring claims against the trust account for amounts owed them. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Further, we could be subject to claims from parties not in contract with us who have not executed a waiver, such as a third party claiming tortious interference as a result of our initial business combination. Accordingly, the proceeds held in trust could be subject to claims that would take priority over the claims of our public stockholders and, as a result, the per-share liquidation price could be less than approximately $9.74 per share. Our founding stockholder has agreed that it will be liable to the Company if and to the extent claims by third parties reduce the amounts in the trust account available for payment to our stockholders in the event of a liquidation and the claims are made by a vendor for services rendered or products sold to us, a third party with which we entered into a contractual relationship or any prospective target business. However, the agreement entered into by our founding stockholder specifically provides for two exceptions to the indemnity given: there will be no liability (1) as to any claimed amounts owed to a third party who executed a valid and enforceable waiver, or (2) as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. Furthermore, there could be claims from parties other than vendors, third parties with which we entered into a contractual relationship or target businesses that would not be covered by the indemnity from our founding stockholder, such as shareholders and other claimants who are not parties in contract with us who file a claim for damages against us. Based on representations as to its status as an accredited investor (as such term is defined in Regulation D under the Securities Act) and that it has sufficient funds available to it to satisfy its obligations to indemnify us, we currently believe that our founding stockholder is capable of funding its indemnity obligations, even though we have not asked it to reserve for such an eventuality. We cannot assure you, however, that it would be able to satisfy those obligations.

In addition, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you that we will be able to return at least approximately $9.74 per share.

Since we have not yet selected a particular industry or any target business with which to complete our initial business combination, you will be unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

We may consummate an initial business combination with a company in any industry we choose and we are not limited to any particular industry or type of business. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business or businesses with which we may ultimately enter an initial business combination. Although the members of our management team will evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risks present in that target business. Even if we properly assess those risks, some of them may be outside of our control or ability to affect. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable than a direct investment, if an opportunity were available, in a target business.

Our stockholders may be held liable for third parties’ claims against us to the extent of distributions received by them following our dissolution.

Our amended and restated certificate of incorporation provides that we will continue in existence only until June 25, 2009. If we consummate our initial business combination prior to that date, we will seek to amend this provision to permit our continued existence. If we have not completed our initial business combination by that date, our corporate existence will cease except for the purposes of winding up our affairs and liquidating pursuant to Section 278 of the Delaware General Corporation Law. Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by those stockholders in a dissolution. However, if the corporation complies with certain procedures intended to ensure that it makes reasonable provision for all claims against it, the liability of stockholders with respect to any claim against the corporation is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder. In addition, if the corporation undertakes additional specified procedures, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidation distributions are made to stockholders, any liability of stockholders would be barred with respect to any claim on which an action, suit or proceeding is not brought by the third anniversary of the dissolution (or such longer period directed by the Delaware Court of Chancery). While we intend to adopt a plan of distribution making reasonable provision for claims against the company in compliance with the Delaware General Corporation Law, we do not intend to comply with these additional procedures, as we instead intend to distribute the balance in the trust account to our public stockholders as promptly as practicable following termination of our corporate existence. Accordingly, any liability our stockholders may have could extend beyond the third anniversary of our dissolution. We cannot assure you that any reserves for claims and liabilities that we believe to be reasonably adequate when we adopt our plan of dissolution and distribution will suffice. If such reserves are insufficient, stockholders who receive liquidation distributions may subsequently be held liable for claims by creditors of the company to the extent of such distributions.

We depend on the limited funds available outside of the trust account and a portion of the interest earned on the trust account balance to fund our search for a target business or businesses and to complete our initial business combination.

Initially, only $50,000 was available to us outside the trust account to fund our working capital requirements. We will depend on sufficient interest being earned on the proceeds held in the trust account to provide us with the additional working capital we will need to identify one or more target businesses and to complete our initial business combination. While we are entitled to have released to us for such purposes interest income of up to a maximum of $2.4 million, a substantial decline in interest rates may result in our having insufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we could seek to borrow funds or raise additional investments from our officers and directors or others to operate, although our officers and directors are under no obligation to advance funds to, or to invest in, us. If we have insufficient funds available, we may be forced to liquidate.

Because of our limited resources and the significant competition for business combination opportunities we may not be able to consummate an attractive initial business combination.

We expect to encounter intense competition from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds, private equity funds and public and private companies (including blank check companies like ours). Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. In addition, the fact that only a limited number of blank check companies have completed a business combination may be an indication that there are only a limited number of attractive target businesses available to such entities or that many potential target businesses may not be inclined to enter into business combinations with publicly held blank check companies like ours. Further:

•	our obligation to seek shareholder approval of a business combination may materially delay the consummation of a transaction;

•
our obligation to convert into cash up to 20% of the shares of common stock held by public stockholders (minus one share) in certain instances may materially reduce the resources available for a business combination; and

•	our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.

Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. We cannot assure you that we will be able to successfully compete for an attractive business combination. Additionally, because of these factors, we cannot assure you that we will be able to effectuate a business combination within the required time periods. If we are unable to find a suitable target business within the required time periods, we will be forced to liquidate.

We may face significant competition from numerous other companies with a business plan similar to ours seeking to effectuate a business combination.

There are numerous other blank check companies that have recently completed IPOs or filed registration statements with the SEC seeking to go public. While some of these blank check companies have specific industries in which they must complete a business combination, others may consummate a business combination in any industry they choose, as in our case. We may therefore be subject to competition from these companies, which will increase demand for potential target companies to combine with in an initial business combination. Further, the fact that only a limited number of blank check companies have completed a business combination may be an indication that there are limited attractive targets available to such companies or that many potential target businesses may not be inclined to enter into business combinations with publicly held blank check companies like us. Several blank check companies have completed IPOs and then dissolved or begun proceedings to dissolve as a result of being unable to complete an initial business combination within the required time. We cannot assure you that we will be able to successfully compete for an attractive business combination or that we will be able to effectuate a business combination within the required 24-month time period. If we are unable to find a suitable target business within such time period, we will be forced to liquidate. We also expect to face significant competition from companies other than blank check companies. See “--Because of our limited resources and the significant competition for business combination opportunities we may not be able to consummate an attractive initial business combination.” immediately above.

We may be unable to obtain additional financing if necessary to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We believe that the $195.5 million of net proceeds from our IPO and the sale of the founding stockholder’s warrants held in the trust account will be sufficient to allow us to consummate our initial business combination. However, we cannot assure you that we will be able to complete our initial business combination or that we will have sufficient capital with which to complete a combination with a particular target business. If amounts held in trust are not sufficient to facilitate a particular business combination because:

•	of the size of the target business;

•	the offering proceeds not in trust and funds available to us from interest earned on the trust account balance are insufficient to fund our search for and negotiations with a target business; or

•	we must convert into cash a significant number of shares of common stock owned by public stockholders who elect to exercise their conversion rights,

we would be required to seek additional financing. We cannot assure you that such financing will be available on acceptable terms, if at all. If additional financing is unavailable to consummate a particular business combination, we would be compelled to restructure or abandon the combination and seek an alternative target business.

In addition, it is possible that we could use a portion of the funds not in the trust account (including amounts we borrowed, if any) to make a deposit, down payment or fund a “no-shop” provision with respect to a particular proposed business combination, although we do not have any current intention to do so. In the event that we were ultimately required to forfeit such funds, and we had already used up the funds allocated to due diligence and related expenses in connection with the aborted transaction, we could be left with insufficient funds to continue searching for, or conduct due diligence with respect to, other potential target businesses.

Even if we do not need additional financing to consummate a business combination, we may require additional capital – in the form of debt, equity, or a combination of both – to operate or grow any potential business we may acquire. There can be no assurance that we will be able to obtain such additional capital if it is required. If we fail to secure such financing, this failure could have a material adverse effect on the operations or growth of the combined business. None of our officers or directors or any other party is required to provide any financing to us in connection with, or following, our initial business combination.

If we issue capital stock or convertible debt securities to complete our initial business combination, your equity interest in us could be reduced or there may be a change in control of our company.

Our amended and restated certificate of incorporation authorizes the issuance of up to 200,000,000 shares of common stock, par value $0.001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share, and there are 174,800,000 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants, including the initial founder’s warrants), and all of the shares of preferred stock available for issuance. We currently have no commitments to issue any additional securities. We may issue a substantial number of additional shares of our common stock or may issue preferred stock, or a combination of both, including through convertible debt securities, to complete a business combination. Our issuance of additional shares of common stock or any preferred stock:

•	may significantly reduce your equity interest in us;

•
will likely cause a change in control if a substantial number of our shares of common stock are issued, which may among other things limit our ability to use any net operating loss carry forwards we have, and may result in the resignation or removal of our officers and directors; and

•	may adversely affect the then-prevailing market price for our common stock.

The value of your investment in us may decline if any of these events occur.

If we issue debt securities to acquire or finance a target business, our liquidity may be adversely affected and the combined business may face significant interest expense.

We may elect to enter into a business combination that requires us to issue debt securities as part of the purchase price for a target business. If we issue debt securities, such issuances may result in an increase in interest expense for the post-combination business and may adversely affect our liquidity in the event of:

•	a default and foreclosure on our assets if our operating cash flow after a business combination were insufficient to pay principal and interest obligations on our debt;

•
an acceleration, which could occur even if we are then current in our debt service obligations if the debt securities have covenants that require us to meet certain financial ratios or maintain designated reserves, and such covenants are breached without waiver or renegotiation;

•	a required immediate payment of all principal and accrued interest, if any, if the debt securities are payable on demand; or

•	our inability to obtain any additional financing, if necessary, if the debt securities contain covenants restricting our ability to incur indebtedness.

Our founding stockholder owns approximately 20% of our shares of common stock and may influence certain actions requiring a stockholder vote.

Our founding stockholder owns approximately 20% of our issued and outstanding shares of common stock. Our founding stockholder and Messrs. Goodwin, McKinnon, and Mueller have agreed, in connection with the stockholder vote required to approve our initial business combination, to vote the initial founder’s shares in accordance with the majority of the shares of common stock voted by the public stockholders, and our founding stockholder and each of our officers and directors has also agreed that if it, he or she acquires shares of common stock, it, he or she, as applicable, will vote all such acquired shares in favor of our initial business combination. Accordingly, shares of common stock owned by our founding stockholder will not have the same voting or conversion rights as our public stockholders with respect to a potential business combination, and neither our founding stockholder, nor any of our officers or directors will be able to exercise the conversion rights with respect to any of our shares that it, he or she holds or may acquire.

Our board of directors is divided into three classes, each of which will generally serve for a term of three years, with only one class of directors being elected in each year. We may consummate an initial business combination before there is an annual meeting of stockholders to elect new directors, in which case all of the current directors will continue in office at least until the consummation of our initial business combination. If there is an annual meeting of stockholders, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our founding stockholder will have considerable influence on the outcome of that election. Accordingly, our founding stockholder will continue to exert control at least until the consummation of the initial business combination. Neither our founding stockholder nor any of its affiliates are prohibited from purchasing units. If they choose do so, our founding stockholder and its affiliates will have an even greater influence on the vote taken in connection with our initial business combination.

If our current directors remain after our initial business combination they may have conflicts of interest.

Our ability to effect our initial business combination successfully will be largely dependent upon the efforts of our officers and directors. While Messrs. Frank and Kaufman will resign as officers following consummation of our initial business combination, Messrs. Eckert, Frank, Goodwin, Kaufman, McKinnon and Mueller may remain as directors of the combined entity. Since it is possible that a director may remain after a business combination, a director may have a conflict of interest if such director is more likely to remain as a director or receive an attractive compensation arrangement in connection with a combination with one potential target business versus another. Such interests, if any, may influence the selection of the ultimate target for our initial business combination.

We may have only limited ability to evaluate the management of the target business.

We may have only limited ability to evaluate the management of the target business. Although we intend to closely scrutinize the management of a prospective target business in connection with evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of management will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company and the securities laws, which could increase the time and resources we must expend to assist them in becoming familiar with the complex disclosure and financial reporting requirements imposed on U.S. public companies. This could be expensive and time-consuming and could lead to various regulatory issues that may adversely affect the price of our stock.

We may seek to effect our initial business combination with one or more privately held companies, which may present certain challenges to us, including the lack of available information about these companies.

In pursuing our acquisition strategy, we may seek to effect our initial business combination with one or more privately held companies. By definition, very little public information exists about these companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information.

We may compete with investment vehicles of GSC Group for access to GSC Group.

GSC Group has sponsored and currently manages various investment vehicles, and may in the future sponsor or manage additional investment vehicles which, in each case, could result in us competing for access to the benefits that we expect our relationship with GSC Group to provide to us.

Upon completion of our initial business combination we may compete with one or more businesses in which GSC Group, its affiliates and/or our management have an interest, which could result in a conflict of interest that may adversely affect us.

GSC Group entities, including our founding stockholder, acquire, hold and sell investments in businesses across a broad range of industries on behalf of managed funds and other investment vehicles. Upon completion of our initial business combination, if consummated, we may compete with one or more of these businesses in which GSC Group or its affiliates have an investment or other pecuniary interest, resulting in conflicts of interest. Conflicts of interest may also arise where our directors or other members of our management have affiliations with our competitors. In the case of any such conflicts, your interests may differ from those of the GSC Group entity or individual with the conflict, as such entity or individual may have a greater economic interest in our competitor than in us, or may believe that our competitor has better prospects than us. In such event, that entity or individual may devote more resources, including time and attention, to our competitor than to us, which may adversely affect our operations and financial condition and, ultimately, the value of an investment in us.

We expect to rely upon our access to GSC Group investment professionals in completing an initial business combination.

We expect that we will depend, to a significant extent, on our access to the investment professionals of GSC Group and the information and deal flow generated by GSC Group’s investment professionals in the course of their investment and portfolio management activities to identify and complete our initial business combination. Consequently, the departure of a significant number of the investment professionals of GSC Group could have a material adverse effect on our ability to consummate an initial business combination.

Members of our management team and our directors are and may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us, and may have conflicts of interest in allocating their time and business opportunities.

Although GSC Group and Mr. Eckert, our Chairman, have entered into non-compete agreements with us providing that until the earlier of our initial business combination or our liquidation, neither GSC Group nor Mr. Eckert will become affiliated with any other blank check company, other members of our management and our directors may in the future become affiliated with other entities engaged in business activities similar to those intended to be conducted by us. As a result, members of our management team may become aware of business opportunities that may be appropriate for presentation to us as well as the other entities with which they are or may be affiliated. While we have entered into a business opportunity right of first review agreement with GSC Group which provides that until the earlier of the consummation of our initial business combination or our liquidation in the event we do not consummate an initial business combination, we will have a right of first review with respect to business combination opportunities of GSC Group with an enterprise value of $150 million or more that GSC Group becomes aware of (other than any investment opportunities in respect of companies in bankruptcy, or financially or operationally distressed companies; companies targeted for acquisition by any company in which an investment vehicle managed by GSC Group has an equity investment; and any entity in which any of our officers, directors or GSC Group or its affiliates has a financial interest), due to those existing and future affiliations, members of our management team and our directors may have fiduciary obligations to present potential business opportunities to those entities prior to presenting them to us which could cause additional conflicts of interest. Accordingly, members of our management team may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Moreover, members of our management team are not obligated to expend a specific number of hours per week or month on our affairs.  We cannot assure you that these conflicts will be resolved in our favor.

We may use resources in researching acquisitions that are not consummated, which could materially and adversely affect subsequent attempts to effect our initial business combination.

We expect that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, and others. If a decision is made not to complete a specific business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the transaction for any number of reasons, including reasons beyond our control, such as that 20% or more of our public stockholders vote against the transaction and opt to convert their stock into a pro rata share of the trust account even if a majority of our stockholders approve the transaction. Any such event will result in a loss to us of the related costs incurred, which could materially and adversely affect subsequent attempts to consummate an initial business combination.

Interest income from the trust account may not be sufficient to pay for dissolution and liquidation of the trust.

We expect that all costs and expenses associated with implementing any plan of distribution, as well as payments to any creditors, would be funded from amounts remaining out of the $50,000 held outside the trust account and from the $2.4 million in interest income on the balance of the trust account that may be released to us to fund our working capital requirements. However, if these funds were not sufficient to cover the costs and expenses associated with implementing any plan of distribution, to the extent that there was any interest accrued in the trust account not required to pay income taxes on interest income earned on the trust account balance, we could request that the trustee release to us an additional amount of up to $75,000 of such accrued interest to pay those costs and expenses. There can be no assurance that any such additional interest will be available, or if available, will be sufficient to cover the costs of our dissolution. While our founding stockholder has agreed to reimburse us for certain costs in such a case, such reimbursement excludes special, indirect or consequential costs, such as litigation, pertaining to the dissolution and liquidation.

Because the initial founder’s shares will not participate in liquidation distributions by us, our founding stockholder, directors and our management team may have a conflict of interest in deciding if a particular target business is a good candidate for a business combination.

Holders of the initial founder’s shares have waived their right to receive distributions with respect to the initial founder’s shares if we liquidate because we fail to complete a business combination. Those shares of common stock and all of the warrants owned by our founding stockholder will be worthless if we do not consummate our initial business combination. Since Messrs. Eckert, Frank and Kaufman have an ownership interest in GSC Group and consequently an indirect ownership interest in us and Messrs. Goodwin, McKinnon and Mueller have a direct ownership interest in us, they may have a conflict of interest in determining whether a particular target business is appropriate for us and our stockholders. These ownership interests may influence their motivation in identifying and selecting a target business and timely completing an initial business combination. The exercise of discretion by our officers and directors in identifying and selecting one or more suitable target businesses may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

Our officers’ and directors’ interests in obtaining reimbursement for any out-of-pocket expenses incurred by them may lead to a conflict of interest in determining whether a particular target business is appropriate for an initial business combination and in the public stockholders’ best interest.

Unless we consummate our initial business combination, our officers and directors and GSC Group and its employees will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of available proceeds not deposited in the trust account and the amount of interest income from the trust account up to a maximum of $2.4 million that may be released to us as working capital. These amounts are based on management’s estimates of the funds needed to finance our operations until June 25, 2009 and to pay expenses in identifying and consummating our initial business combination. Those estimates may prove to be inaccurate, especially if a portion of the available proceeds is used to make a down payment in connection with our initial business combination or pay exclusivity or similar fees or if we expend a significant portion in pursuit of an initial business combination that is not consummated. Our officers and directors may, as part of any business combination, negotiate the repayment of some or all of any such expenses. If the target business’s owners do not agree to such repayment, this could cause our management to view such potential business combination unfavorably, thereby resulting in a conflict of interest. The financial interest of our officers, directors or GSC Group or its affiliates could influence our officers’ and directors’ motivation in selecting a target business and therefore there may be a conflict of interest when determining whether a particular business combination is in the stockholders’ best interest.

We will probably complete only one business combination and the private placement of the initial founder’s warrants, meaning our operations will depend on a single business.

The net proceeds from our IPO and the sale of warrants to our founding stockholder provided us with approximately $195.5 million that we may use to complete a business combination. Our initial business combination must involve a target business or businesses with a fair market value of at least 80% of the amount held in our trust account at the time of such business combination (excluding deferred underwriting discounts and commissions of $6.2 million). We may not be able to acquire more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. Additionally, we may encounter numerous logistical issues if we pursue multiple target businesses, including the difficulty of coordinating the timing of negotiations, proxy statement disclosure and closings. We may also be exposed to the risk that our inability to satisfy conditions to closing with one or more target businesses would reduce the fair market value of the remaining target businesses in the combination below the required threshold of 80% of the amount held in our trust account (excluding deferred underwriting discounts and commissions of $6.2 million). Due to these added risks, we are more likely to choose a single target business with which to pursue a business combination than multiple target businesses. Unless we combine with a target business in a transaction in which the purchase price consists substantially of common stock and/or preferred stock or obtain debt financing, it is likely we will complete only our initial business combination with the funds invested in our trust account. Accordingly, the prospects for our success may depend solely on the performance of a single business. If this occurs, our operations will be highly concentrated and we will be exposed to higher risk than other entities that have the resources to complete several business combinations, or that operate in diversified industries or industry segments.

If we do not conduct an adequate due diligence investigation of a target business with which we combine, we may be required subsequently to take write downs or write-offs, restructuring, and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

In order to meet our disclosure and financial reporting obligations under the federal securities laws, and in order to develop and seek to execute strategic plans for how we can increase the profitability of a target business, realize operating synergies or capitalize on market opportunities, we must conduct a due diligence investigation of one or more target businesses. Intensive due diligence is time consuming and expensive due to the operations, accounting, finance and legal professionals who must be involved in the due diligence process. We may have limited time to conduct such due diligence due to the requirement that we complete our initial business combination by June 25, 2009. Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will uncover all material issues relating to a particular target business, or that factors outside of the target business and outside of our control will not later arise. If our diligence fails to identify issues specific to a target business or the environment in which the target business operates, we may be forced to write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our common stock. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

Our outstanding warrants may adversely affect the market price of our common stock and make it more difficult to effect our initial business combination.

There are outstanding warrants to purchase 24,700,000 shares of common. If we issue common stock to complete our initial business combination, the potential issuance of additional shares of common stock on exercise of these warrants could make us a less attractive acquisition vehicle to some target businesses. This is because exercise of warrants will increase the number of issued and outstanding shares of our common stock and may reduce the value of the shares issued to complete our initial business combination. Our warrants may make it more difficult to complete our initial business combination or increase the purchase price sought by one or more target businesses. Additionally, the sale or possibility of the sale of the shares underlying the warrants could have an adverse effect on the market price for our common stock or our units, or on our ability to obtain other financing. If and to the extent these warrants are exercised, you may experience dilution to your investment in us.

The grant of registration rights to our founding stockholder and Messrs. Goodwin, McKinnon and Mueller may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our common stock.

Pursuant to a registration rights entered into concurrently with our IPO, our founding stockholder and Messrs. Goodwin, McKinnon and Mueller can demand that we register the resale of the initial founder’s shares and our founding stockholder can demand that we register the initial founder’s warrants and the shares of common stock issuable upon exercise of the initial founder’s warrants. The registration rights will be exercisable with respect to the initial founder’s shares at any time after the date on which the relevant securities are no longer subject to transfer restrictions, and with respect to the warrants and the underlying shares of common stock after the warrants become exercisable by their terms. We will bear the cost of registering these securities. If our founding stockholder and Messrs. Goodwin, McKinnon and Mueller exercise their registration rights in full, there will be an additional 4,500,000 shares of common stock and up to 4,000,000 shares of common stock issuable on exercise of the warrants eligible for trading in the public market. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our common stock that is expected when the securities owned by our founding stockholder or Messrs. Goodwin, McKinnon or Mueller are registered.

If adjustments are made to the warrants, you may be deemed to receive a taxable distribution without the receipt of any cash.

U.S. holders of units or warrants may, in certain circumstances, be deemed to have received distributions includible in income if adjustments are made to the warrants, even though holders would have not received any cash or property as a result of such adjustments. In certain circumstances, the failure to provide for such an adjustment may also result in a constructive distribution to you. In addition, non-U.S. holders of units or warrants may, in certain circumstances, be deemed to have received a distribution subject to U.S. federal withholding tax requirements. See “Material U.S. Federal Income and Estate Tax Consequences” for more detailed information.

A trading market for our securities may not be sustained, which would adversely affect the liquidity and price of our securities.

Prior to our IPO, there was no market for our securities. You may be unable to sell your securities unless a market can be sustained.  Furthermore, the trading price and volume of our securities may vary significantly due to our reports of operating losses, one or more potential business combinations, the filing of periodic reports with the SEC, and general market or economic conditions.

If we are deemed to be an investment company, we must meet burdensome compliance requirements and restrictions on our activities, which may increase the difficulty of completing a business combination.

If we are deemed to be an investment company under the Investment Company Act of 1940 (the “Investment Company Act”), the nature of our investments and the issuance of our securities may be subject to various restrictions. These restrictions may make it difficult for us to complete our initial business combination. In addition, we may be subject to burdensome compliance requirements and may have to:

•	register as an investment company;

•	adopt a specific form of corporate structure; and

•	report, maintain records and adhere to voting, proxy, disclosure and other requirements.

We do not believe that our planned principal activities will subject us to the Investment Company Act. In this regard, our agreement with the trustee states that proceeds in the trust account will be invested only in “government securities” and one or more money market funds, selected by us, which invest principally in either short-term securities issued or guaranteed by the United States having a rating in the highest investment category granted thereby by a recognized credit rating agency at the time of acquisition or tax exempt municipal bonds issued by governmental entities located within the United States or otherwise meeting certain requirements of the Investment Company Act. This investment restriction is intended to facilitate our not being considered an investment company under the Investment Company Act. If we are deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would increase our operating expenses and could make our initial business combination more difficult to complete.

The loss of Mr. Eckert could adversely affect our ability to complete our initial business combination.

Our ability to consummate a business combination is dependent to a large degree upon Mr. Eckert. We believe that our success depends on his continued service to us, at least until we have consummated a business combination. As Chairman and Chief Executive Officer of GSC Group, Mr. Eckert has incentives to remain with us. Nevertheless, we do not have an employment agreement with him, or key-man insurance on his life. He may choose to devote his time to other affairs, or may become unavailable to us for reasons beyond his control, such as death or disability. The unexpected loss of his services for any reason could have a detrimental effect on us.

An investor will only be able to exercise a warrant if the issuance of common stock upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No warrants will be exercisable and we will not be obligated to issue shares of common stock unless the common stock issuable upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants.  Because the exemptions from qualification in certain states for resales of warrants and for issuances of common stock by the issuer upon exercise of a warrant may be different, a warrant may be held by a holder in a state where an exemption is not available for issuance of common stock upon an exercise and the holder will be precluded from exercise of the warrant.  At the time that the warrants become exercisable (following our completion of an initial business combination), we expect to either continue to be listed on a national securities exchange, which would provide an exemption from registration in every state, or we would register the warrants in every state (or seek another exemption from registration in such states).  Accordingly, we believe holders in every state will be able to exercise their warrants as long as our prospectus relating to the common stock issuable upon exercise of the warrants is current.  However, we cannot assure you of this fact.  As a result, the warrants may be deprived of any value, the market for the warrants may be limited and the holders of warrants may not be able to exercise their warrants and they may expire worthless if the common stock issuable upon such exercise is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside.

The American Stock Exchange may delist our securities, which could limit investors’ ability to transact in our securities and subject us to additional trading restrictions.

We cannot assure you that our securities will continue to be listed on the American Stock Exchange. Additionally, it is likely that the American Stock Exchange would require us to file a new initial listing application and meet its initial listing requirements, as opposed to its more lenient continued listing requirements, at the time of our initial business combination. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the American Stock Exchange subsequently delists our securities from trading, we could face significant consequences, including:

•	a limited availability for market quotations for our securities;

•	reduced liquidity with respect to our securities;

•
a determination that our common stock is a “penny stock,” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our common stock;

•	limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

In addition, we would no longer be subject to American Stock Exchange rules, including rules requiring us to have a certain number of independent directors and to meet other corporate governance standards, which investors may consider material.

If we acquire a target business with operations located outside the United States, we may encounter risks specific to other countries in which such target business operates.

If we acquire a company that has operations outside the United States, we will be exposed to risks that could negatively impact our future results of operations following our initial business combination. The additional risks we may be exposed to in these cases include, but are not limited to:

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	tax issues, such as tax law changes and variations in tax laws as compared to the U.S.;

•	cultural and language differences;

•	foreign exchange controls;

•	crime, strikes, riots, civil disturbances, terrorist attacks and wars;

•	deterioration of political relations with the United States; and

•	new or more extensive environmental regulation.

Foreign currency fluctuations could adversely affect our business and financial results.

In addition, a target business with which we combine may do business and generate sales within other countries. Foreign currency fluctuations may affect the costs that we incur in such international operations. It is also possible that some or all of our operating expenses may be incurred in non-U.S. dollar currencies. The appreciation of non-U.S. dollar currencies in those countries where we have operations against the U.S. dollar would increase our costs and could harm our results of operations and financial condition.

Because we must furnish our stockholders with target business financial statements prepared in accordance with and reconciled to U.S. generally accepted accounting principles, we will not be able to complete an initial business combination with some prospective target businesses unless their financial statements are first reconciled to U.S. generally accepted accounting principles.

The federal securities laws require that a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports and proxy materials submitted to stockholders. Our initial business combination must be with a target business that has a fair market value of at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions of $6.21 million) at the time of our initial business combination. We will be required to provide historical and/or pro forma financial information to our stockholders when seeking approval of a business combination with one or more target businesses. These financial statements must be prepared in accordance with, or be reconciled to, U.S. generally accepted accounting principles, or

GAAP, and the historical financial statements must be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. If a proposed target business, including one located outside of the U.S., does not have financial statements that have been prepared in accordance with, or that can be reconciled to, U.S. GAAP and audited in accordance with the standards of the PCAOB, we will not be able to acquire that proposed target business. These financial statement requirements may limit the pool of potential target businesses with which we may combine.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     Unregistered Sales of Equity Securities

On November 7, 2006, GSC Secondary Interest Fund, LLC, the founding stockholder, purchased 5,468,750 shares of the Company’s common stock (“Initial Founding Shares”) for an aggregate purchase price of $25,000.

On November 7, 2006, the founding stockholder entered into a binding agreement, as amended on May 25, 2007, to purchase an aggregate of 4,000,000 Warrants at a price of $1.00 per Warrant from the Company. The purchase was consummated on June 28, 2007.

The sales of the securities to our founding stockholder were exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering. In each such transaction, the founding stockholder represented its intention at such time to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were or, at the time of issuance of physical certificates, will be affixed to the instruments representing such securities issued or to be issued in such transactions.

On December 12, 2006, our founding stockholder sold an aggregate of 82,032 of the initial founder’s shares to three of our directors, Messrs. Goodwin, McKinnon and Mueller, after appointment of such directors. The private sales by our founding stockholder to our outside directors, who are sophisticated buyers, were made in reliance on exemptions available for private sales under the Securities Act, as our founding stockholder was neither the issuer nor a dealer. There were no sales to any other individuals and there was no general solicitation. In an effort to ensure that the sales were made in private transactions, the purchase agreements imposed transfer restrictions on the securities, and the buyers provided written representations that indicated they were acquiring the securities for their own account for investment and not with a view towards, or for resale in connection with, any public sale or distribution. Appropriate legends were or, at the time of issuance of physical certificates, will be affixed to the instruments representing the securities issued or to be issued in such transactions.

On May 29, 2007, a recapitalization was effected in which the Company purchased from the founding stockholder 1,692,968 of outstanding shares of common stock for retirement and a total of 25,782 of outstanding shares of common stock from three directors, in each case for the nominal consideration of $1.00.

On June 25, 2007 the Board of Directors declared a stock dividend to stockholders of record on June 24, 2007.  The stock dividend was paid on June 29, 2007.  One share of Common stock was issued for each five outstanding shares of Common Stock.    All references in the accompanying financial statements as of December 31, 2006 and for the period from October 26, 2006 (date of inception) to June 30, 2007 to the number of shares of common stock have been retroactively restated to reflect this transaction.

Use of Proceeds from Initial Public Offering

     A registration statement for our IPO was declared effective on June 25, 2007. The registration statement related to a proposed maximum aggregate offering of 17,250,000 Units (consisting of 17,250,000 shares of Common Stock and 17,250,000 Warrants) for a proposed maximum aggregate offering price of $172,500,000. On June 25, 2007, in accordance with Rule 462(b), we increased the number of Units being registered by 3,450,000, to 20,700,000 Units (consisting of 20,700,000 shares of Common Stock and 20,700,000 Warrants) for a proposed maximum aggregate offering price of $207,000,000. The underwriter for our IPO was Citigroup Global Markets Inc., acting as sole bookrunning manager and representative of Ladenburg Thalmann & Co. Inc. and I-Bankers Securities, Inc. (together, the “Underwriters”).

     On June 29, 2007, the net proceeds from (i) the sale of 20,700,000 units in our IPO (including the underwriters’ over-allotment option), after deducting approximately $14.5 million and $1.0 million to be applied to underwriting discounts and offering expenses, respectively, plus approximately $6.2 million of deferred underwriting discounts and (ii) the sale of 4,000,000 warrants to our founding stockholder for a purchase price of $4.0 million, was approximately $201.7 million. All of these net proceeds were placed in trust, except for $50,000 that was used for working capital.

     As of June 30, 2007, we incurred an aggregate of approximately $1.2 million in organizational and offering related expenses (excluding underwriters discount and commissions), which have been or will be paid out of the proceeds of our IPO not held in trust and our withdrawal of interest earned on the funds held in trust.  Up to $2.4 million of interest earned on the funds held in trust may be released to the Company for the following purposes:

•	payment of estimated taxes incurred as a result of interest income earned on funds currently held in the trust account;

•	payment of premiums associated with our directors and officers liability insurance;

•	expenses for due diligence and investigation of prospective target businesses;

•	legal and accounting fees relating to our SEC reporting obligations and general corporate matters; and

•	miscellaneous expenses.

      As of June 30, 2007, approximately $201.7 million was held in a trust account.  We intend to use $195.5 million of such funds to consummate our initial business combination as described in more detail under Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources.

ITEM 3. Defaults upon Senior Securities.

     Not applicable.

ITEM 4. Submission of Matters to a Vote of the Security Holders.

     On June 22, 2007, in connection with our IPO, by unanimous written consent, our stockholders approved the adoption of an Amended and Restated Certificate of Incorporation, which was adopted on June 26, 2007.

ITEM 5. Other Information.

     None.

ITEM 6. Exhibits.

Exhibit
Number		Description
1.1	*	Form of Underwriting Agreement
3.1	**	Amended and Restated Certificate of Incorporation
3.2	*	Form of Bylaws
4.1	*	Specimen Unit Certificate
4.2	*	Specimen Common Stock Certificate
4.3	*	Form of Warrant Agreement between the Registrant and American Stock Transfer & Trust Company
4.4	*	Form of Warrant Certificate
10.1	*	Form of Letter Agreement between the Registrant and GSC Secondary Interest Fund, LLC
10.2	*	Form of Letter Agreement between the Registrant and each of the directors and executive officers of the Registrant
10.3	*	Initial Founder’s Securities Purchase Agreement, dated as of November 7, 2006, between the Registrant and GSC Secondary Interest Fund, LLC
10.4	*	Form of Registration Rights Agreement among the Registrant and American Stock Transfer & Trust Company
10.5	*	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers
10.6	***	Investment Management Trust Agreement by and between the Registrant and American Stock Transfer & Trust Company
10.7	*	Amended Form of Right of First Review Agreement between the Registrant and GSC Group, Inc.
10.8	*	Initial Founder’s Securities Purchase Agreement, dated as of December 12, 2006, between the Registrant, GSC Secondary Interest Fund, LLC, James K. Goodwin and Edward A. Mueller
10.9	*	Initial Founder’s Securities Purchase Agreement, dated as of December 21, 2006, between the Registrant, GSC Secondary Interest Fund, LLC and Richard A. McKinnon
10.10	*	Repurchase Agreement and Amendment to Initial Founder’s Securities Purchase Agreement, dated as of May 29, 2007, between the Registrant and GSC Secondary Interest Fund, LLC
10.11	*	Repurchase Agreement, dated as of May 29, 2007, between the Registrant, James K. Goodwin, Richard A. McKinnon and Edward A. Mueller
31.1		Section 302 Certification by Chief Executive Officer and Principal Accounting and Financial Officer
31.2		Section 302 Certification by President
32.1		Section 906 Certification by Chief Executive Officer and Principal Accounting and Financial Officer

*	Incorporated herein by reference to the GSC Acquisition Company Registration Statement on Form S-1 (Commission File No. 333-138832)
**	Incorporated herein by reference to Exhibit 1.1 of the GSC Acquisition Company Form 8-K filed on July 2, 2007 (Commission File No. 001-33553)
***	Incorporated herein by reference to Exhibit 10.1 of the GSC Acquisition Company Form 8-K filed on July 2, 2007 (Commission File No. 001-33553)

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GSC ACQUISITION COMPANY
August 14, 2007	By:	/s/ Peter Frank
Name: Peter Frank
		Title:	Chief Executive Officer and Principal Accounting and Financial Officer

32

INDEX TO EXHIBITS

Exhibit
Number		Description
1.1	*	Form of Underwriting Agreement
3.1	**	Amended and Restated Certificate of Incorporation
3.2	*	Form of Bylaws
4.1	*	Specimen Unit Certificate
4.2	*	Specimen Common Stock Certificate
4.3	*	Form of Warrant Agreement between the Registrant and American Stock Transfer & Trust Company
4.4	*	Form of Warrant Certificate
10.1	*	Form of Letter Agreement between the Registrant and GSC Secondary Interest Fund, LLC
10.2	*	Form of Letter Agreement between the Registrant and each of the directors and executive officers of the Registrant
10.3	*	Initial Founder’s Securities Purchase Agreement, dated as of November 7, 2006, between the Registrant and GSC Secondary Interest Fund, LLC
10.4	*	Form of Registration Rights Agreement among the Registrant and American Stock Transfer & Trust Company
10.5	*	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers
10.6	***	Investment Management Trust Agreement by and between the Registrant and American Stock Transfer & Trust Company
10.7	*	Amended Form of Right of First Review Agreement between the Registrant and GSC Group, Inc.
10.8	*	Initial Founder’s Securities Purchase Agreement, dated as of December 12, 2006, between the Registrant, GSC Secondary Interest Fund, LLC, James K. Goodwin and Edward A. Mueller
10.9	*	Initial Founder’s Securities Purchase Agreement, dated as of December 21, 2006, between the Registrant, GSC Secondary Interest Fund, LLC and Richard A. McKinnon
10.10	*	Repurchase Agreement and Amendment to Initial Founder’s Securities Purchase Agreement, dated as of May 29, 2007, between the Registrant and GSC Secondary Interest Fund, LLC
10.11	*	Repurchase Agreement, dated as of May 29, 2007, between the Registrant, James K. Goodwin, Richard A. McKinnon and Edward A. Mueller
31.1		Section 302 Certification by Chief Executive Officer and Principal Accounting and Financial Officer
31.2		Section 302 Certification by President
32.1		Section 906 Certification by Chief Executive Officer and Principal Accounting and Financial Officer

*	Incorporated herein by reference to the GSC Acquisition Company Registration Statement on Form S-1 (Commission File No. 333-138832)
**	Incorporated herein by reference to Exhibit 1.1 of the GSC Acquisition Company Form 8-K filed on July 2, 2007 (Commission File No. 001-33553)
***	Incorporated herein by reference to Exhibit 10.1 of the GSC Acquisition Company Form 8-K filed on July 2, 2007 (Commission File No. 001-33553)