Form 10-Q
period 2007-09-30
GSC Acquisition Co
filed 2007-11-14
CIK 1381117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	001-33553

GSC Acquisition Company
(Exact name of Registrant as specified in its charter)

Delaware	20-5779392
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

500 Campus Drive, Suite 220
Florham Park, New Jersey 07932
(Address of principal executive offices)

(973) 437-1000
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☑ Yes ☐ No

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer	☑ Non-accelerated filer

     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).      ☑ Yes ☐ No

     As of November 13, 2007, 25,200,000 shares of common stock were issued and outstanding.

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

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements.
GSC ACQUISITION COMPANY
 (a development stage company)

UNAUDITED CONDENSED BALANCE SHEET

ASSETS

	September 30, 2007	December 31, 2006
Cash and cash equivalents	$82,799	$24,918
Cash and cash equivalents held in trust	203,978,348	—
Prepaid expense	149,352	—
Account receivable	116,328	—
Deferred tax asset	31,523	—
Deferred offering costs	—	190,122

Total assets	$204,358,350	$215,040

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Accrued expenses	$101,853	$105,000
Income tax payable	904,007	—
Due to affiliate	495,102	75,496
Account payable	94,663	―
Accrued offering costs	―	147,963
Deferred underwriting discount	6,210,000	―
Total liabilities	7,805,625	328,459
Common stock, subject to possible conversion, 4,139,999 shares at $9.74 per share	40,338,990	―
Dividend income attributable to common stock subject to possible conversion (net of income taxes of $205,651 at September 30, 2007)	251,019	―

Stockholders’ equity (1)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	―	―
Common stock, $0.001 par value, 200,000,000 shares authorized; 25,200,000 and 6,562,500 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	25,200	6,563
Additional paid-in capital	155,123,815	18,437
Retained earnings	813,701	(138,419)
Total stockholders’ equity	155,962,716	(113,419)

Total liabilities and stockholders’ equity	$204,358,350	$215,040
(1) – Share amounts have been retroactively restated from the date of inception to reflect the effect of a stock dividend of one share for each five outstanding shares of common stock (see note 6).

See accompanying notes.

GSC ACQUISITION COMPANY
(a development stage company)

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

For the period from July 1, 2007 to September 30, 2007
And for the period from January 1, 2007 to September 30, 2007
And for the period from October 26, 2006 (date of inception) to September 30, 2007

	For the period from July 1, 2007 to September 30, 2007	For the period from January 1, 2007 to September 30, 2007	For the period from October 26, 2006 (date of inception) to September 30, 2007
Formation, general and administrative costs	$203,555	$215,929	$354,348
Operating loss	(203,555)	(215,929)	(354,348)
Dividend income	2,291,552	2,291,552	2,291,552
Income before provision for taxes	2,087,997	2,075,623	1,937,204
Provision for income taxes	872,484	872,484	872,484
Net income	$1,215,513	$1,203,139	$1,064,720

Less: Dividend income attributable to common stock subject to possible conversion (net of income taxes of $205,651 at September 30, 2007)	(251,019)	(251,019)	(251,019)
Pro forma net income attributable to common stock not subject to possible conversion	$964,494	$952,120	$813,701

Net income per share (1):
Basic	$0.05	$0.10	$0.09
Diluted	$0.04	$0.07	$0.07
Weighted average shares outstanding (1):
Basic	25,200,000	12,623,713	11,619,709
Diluted	29,698,255	17,121,968	16,117,964

(1) – Share amounts have been retroactively restated from the date of inception to reflect the effect of a stock dividend of one share for each five outstanding shares of common stock (see note 6).

See accompanying notes.

GSC ACQUISITION COMPANY
(a development stage company)

UNAUDITED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

For the period from January 1, 2007 to September 30, 2007
And for the period from October 26, 2006 (date of inception) to December 31, 2006

	Common Stock (1)		Additional Paid-in	Earnings Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity
Common shares issued	6,562,500	$6,563	$18,437	$—	$25,000
Net loss	—	—	—	(138,419)	(138,419)
Balances, at December 31, 2006	6,562,500	6,563	18,437	(138,419)	(113,419)

Common stock repurchased from founding stockholder and directors for $4.00	(2,062,500)	(2,063)	2,059	—	(4)
Sale of 20,700,000 units, net of underwriting discounts and offering costs	20,700,000	20,700	191,442,309	—	191,463,009
Net proceeds subject to possible conversion of 4,139,999 shares	—	—	(40,338,990)	—	(40,338,990)
Proceeds from sale of warrants to founding stockholder	—	—	4,000,000	—	4,000,000
Accretion of trust account relating to common stock subject to conversion	—	—	—	(251,019)	(251,019)
Net income	—	—	—	1,203,139	1,203,139
Balances, at September 30, 2007	25,200,000	$25,200	$155,123,815	$813,701	$155,962,716

(1) – Share amounts have been retroactively restated from the date of inception to reflect the effect of a stock dividend of one share for each five outstanding shares of common stock (see note 6).

See accompanying notes.

GSC ACQUISITION COMPANY
(a development stage company)

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the period from January 1, 2007 to September 30, 2007
And for the period from October 26, 2006 (date of inception) to September 30, 2007

Cash flows from operating activities	For the period from July 1, 2007 to September 30, 2007	For the period from January 1, 2007 to September 30, 2007	For the period from October 26, 2006 (date of inception) to September 30, 2007
Net income	$1,215,513	$1,203,139	$1,064,720
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Change in operating assets and liabilities:
Deferred offering costs	—	190,122	—
Deferred tax asset	(31,523)	(31,523)	(31,523)
Prepaid expense	(149,352)	(149,352)	(149,352)
Account receivable	(104,031)	(116,328)	(116,328)
Income tax payable	904,007	904,007	904,007
Account payable	94,663	94,663	94,663
Accrued expenses	11,853	(3,147)	101,853
Accrued offering costs	(710,565)	(147,963)	—
Due to affiliate	108,405	419,606	495,102
Net cash and cash equivalents provided by operating activities	1,338,970	2,363,224	2,363,142

Cash flows from investing activities
Cash held in trust account	(2,283,348)	(203,978,348)	(203,978,348)
Net cash and cash equivalents used in investing activities	(2,283,348)	(203,978,348)	(203,978,348)

Cash flows from financing activities
Gross proceeds from initial public offering	—	207,000,000	207,000,000
Proceeds from sale of common stock to founding stockholder	—	—	25,000
Proceeds from sale of warrants	—	4,000,000	4,000,000
Repurchase of common stock	—	(4)	(4)
Payment of underwriter’s discount and offering expenses	(22,590)	(9,326,991)	(9,326,991)
Net cash and cash equivalents provided by (used in) financing activities	(22,590)	201,673,005	201,698,005

Net increase (decrease) in cash	(966,968)	57,881	82,799
Cash and cash equivalents, beginning of period	1,049,767	24,918	―
Cash and cash equivalents, end of period	$82,799	$82,799	$82,799

See accompanying notes.

GSC ACQUISITION COMPANY
(a development stage company)

Notes to Condensed Financial Statements

Note 1 — Organization and Nature of Business Operations

GSC ACQUISITION COMPANY (a development stage company) (the “Company”) was incorporated in Delaware on October 26, 2006. The Company was formed to acquire through merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination, one or more currently unidentified businesses or assets. The Company has neither engaged in any operations nor generated any revenue from operations to date. All activity through September 30, 2007 relates to the formation of the Company, its initial public offering and efforts to identify prospective target businesses described below and in Note 3. The Company will not generate any operating revenues until after completion of its initial business combination. The Company generates non-operating income in the form of dividend income on cash and cash equivalents.   The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting By Development Stage Enterprises,” and is subject to the risks associated with activities of development stage companies. The Company has selected December 31st as its fiscal year end.

The registration statement for the Company’s initial public offering (“IPO”) was declared effective June 25, 2007. The Company consummated the IPO on June 29, 2007 and recorded proceeds of approximately $191.5 million net of the underwriters’ discount and commission of $14.5 million and offering costs of $1.0 million.

A total of $201,695,000, including $191.5 million of the net proceeds from the IPO, $4.0 million from the sale of warrants to the founding stockholder (see Note 4) and $6.2 million of deferred underwriting discounts and commissions, has been placed in a trust account at JPMorgan Chase Bank, N.A., with the American Stock Transfer & Trust Company serving as trustee.  Except for a portion of the interest income permitted to be released to the Company, the proceeds held in trust will not be released from the trust account until the earlier of the completion of the Company’s initial business combination or the liquidation of the Company.  Under the terms of the investment management trust agreement, up to a total of $2.4 million of interest income (net of taxes payable) may be released to the Company, subject to availability.  As of September 30, 2007, the balance in the trust account was $203,978,348, which includes $2,283,348 of dividends earned since the inception of the trust.

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

GSC ACQUISITION COMPANY
(a development stage company)

Notes to Financial Statements — (Continued)

Note 1 — Organization and Nature of Business Operations (continued)

If a Business Combination is approved and completed, any Public Stockholder voting against a Business Combination will be entitled to convert their stock into a pro rata share of the aggregate amount then on deposit in the trust account, before payment of deferred underwriting discounts and commissions and including any interest earned on their pro rata portion of the trust account, net of income taxes payable by the Company thereon, and net of any interest income of up to $2.4 million on the balance of the trust account previously released to the Company to fund its working capital requirements. Public Stockholders who convert their stock into their share of the trust account will continue to have the right to exercise any Warrants they may hold.  As of September 30, 2007, 4,139,999 shares of common stock may be subject to conversion for cash payments of approximately $9.74 per share totaling $40,338,990.

During the period from July 1, 2007 to September 30, 2007, the Company earned enough interest to begin accreting interest income to the common stock subject to possible conversion.  Accordingly, the Company accreted approximately $251,019 of interest, net of $205,651 of income taxes as of September 30, 2007.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial statements.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The accompanying unaudited interim financial statements should be read in conjunction with the financial statements for the period ended December 31, 2006.  In our opinion, all adjustments (consisting only of normal recurring accruals) considered necessary for fair presentation have been included.  The results of operations for the period from July 1, 2007 to September 30, 2007 and the period January 1, 2007 to September 30, 2007, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2007.

Cash and cash equivalents:
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Cash and cash equivalents held in trust:
A total of $201,695,000, including $191.5 million of the net proceeds from the IPO, $4.0 million from the sale of warrants to the founding stockholder (see Note 4) and $6.2 million of deferred underwriting discounts and commissions, has been placed in a trust account at JPMorgan Chase Bank, N.A., with the American Stock Transfer & Trust Company serving as trustee.  The trust proceeds are invested in the “100% U.S. Treasury Securities Money Market Fund.”  The money market fund invests exclusively in direct short-term obligations of the US Treasury.  As of September 30, 2007, the balance in the trust account was $203,978,348, which includes $2,283,348 of dividends earned since the inception of the trust.

Income taxes:
The Company is taxed as a corporation for U.S. federal and state and local income tax purposes.  It accounts for income taxes in accordance with the provisions of FASB Statement No. 109 “Accounting for Income Taxes”.

Net income per share:
Basic net income per share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted net income per share is computed similar to basic net income per share, but includes the dilutive effect of shares issued pursuant to the Company’s outstanding warrants which are exercisable on the later of (i) the completion of a business combination or (ii) 13 months after the consummation of the Company’s IPO.

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

The Company agreed to pay the underwriters in the IPO an underwriter discount of 7.0% of the gross proceeds of the IPO.  However, the underwriters have agreed that a portion of the underwriter discount equal to 3.0% of the gross proceeds will not be payable unless and until the Company completes a Business Combination and have waived their right to receive such payment upon the Company’s liquidation if it is unable to complete a Business Combination.  As of September 30, 2007, such amount is $6.2 million which is included as deferred underwriting discount on the balance sheet.

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

On June 25, 2007 the Board of Directors declared a stock dividend to stockholders of record on June 24, 2007.  The stock dividend was paid on June 29, 2007.  One share of Common stock was issued for each five outstanding shares of Common Stock.    All references in the accompanying financial statements as of December 31, 2006 and for the period from October 26, 2006 (date of inception) to September 30, 2007 to the number of shares of common stock have been retroactively restated to reflect this transaction.

These transactions were effected to ensure that the shares included in the Units sold in the IPO represented approximately 80% of the Company’s outstanding share capital.

Note 7 — Provision for Income Taxes

The Company is subject to U.S. Federal, state and local income taxes. The components of the Company’s income tax provision by taxing jurisdiction for the period ended September 30, 2007 are as follows:

Current
Federal	$568,437
State & Local	335,570
Current provision (benefit) for income taxes	$904,007
Deferred
Federal	$(19,822)
State & Local	(11,701)
Deferred provision (benefit) for income taxes	$(31,523)

Total provision (benefit) for income taxes	$872,484

The Company’s effective tax rate of 42.02% differs from the federal statutory rate of 34.0% mainly due to certain differences including state and local income taxes and amortization or organizational costs.

FASB Statement No. 109 (“FAS 109”), “Accounting for Income Taxes” prescribes an asset and liability approach to accounting for income taxes that requires the recognition of deferred tax assets and deferred tax liabilities for the expected future tax consequences of events that have been recognized in different periods for income tax purposes than for financial statement reporting purposes.  Deferred taxes reflect the temporary differences between the tax basis and financial statement carrying value of assets and liabilities. Provisions for deferred taxes are made in recognition of these temporary differences in accordance with the provisions of FAS 109.

The Company has a net deferred tax asset of $.031 million at September 30, 2007 related to book/tax differences with respect to amortization of organizational costs.  Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize a future benefit with respect to the deferred tax asset.

Note 8 — Recent Accounting Pronouncements

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

Note 9 — Subsequent Event

On October 19, 2007, the Company withdrew $1,370,000 from the trust account for working capital.

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

     We have neither engaged in any operations nor generated any revenues from operations to date. Our entire activity since inception has been to prepare for and consummate our IPO and thereafter to identify and investigate potential targets for a business combination. We will not generate any operating revenues until consummation of a business combination. We will generate non-operating income in the form of interest and dividend income on cash and cash equivalents.

     Net income for the period from October 26, 2006 (date of inception) to September 30, 2007 was $1,064,720, which consisted of $2,291,552 of dividend income primarily from the trust account offset by $354,348 of formation, general and administrative costs and $872,484 of provision for income taxes. Net income for the period from January 1, 2007 to September 30, 2007 was $1,203,139, which consisted of $2,291,552 of dividend income primarily from the trust account offset by $215,929 of formation, general and administrative costs and $872,484 of provision for income taxes.  Net income for the three months ended September 30, 2007 was $1,215,513, which consisted of $2,291,552 of dividend income primarily from the trust account offset by $203,555 of formation, general and administrative costs and $872,484 of provision for income taxes.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices.  $197.7 million of the net IPO proceeds (which includes $6.2 million of the proceeds attributable to the underwriters’ deferred discount from the IPO) has been placed in a trust account at JPMorgan Chase Bank, N.A., with the American Stock Transfer & Trust Company as trustee. As of September 30, 2007, the balance of the trust account was $204.0 million. The proceeds held in trust will only be invested in U.S. government securities having a maturity of 180 days or less or in money market funds which invest principally in either short-term securities issued or guaranteed by the United States having the highest rating from a recognized credit rating agency or tax exempt municipal bonds issued by governmental entities located within the United States or otherwise meeting the conditions under Rule 2a-7 under the Investment Company Act.  Thus, we are currently subject to market risk primarily through the effect of changes in interest rates on short-term government securities and other highly rated money-market instruments. We do not believe that the effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices currently pose significant market risk for us.

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

(b) Changes in Internal Controls over Financial Reporting

     As a result of the evaluation completed by Mr. Frank, we have concluded that there were no changes during the fiscal quarter ended September 30, 2007 in our internal controls over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings.

     None.

ITEM 1A. Risk Factors.

We operate in an environment that involves a number of significant risks and uncertainties.  Risk factors related to our Company are disclosed in our quarterly report of Form 10-Q for the quarter ended June 30, 2007 and should be considered by our investors.

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

On December 12, 2006, our founding stockholder sold an aggregate of 82,032 of the initial founder’s shares to three of our directors at that time, Messrs. Goodwin, McKinnon and Mueller, after appointment of such directors. The private sales by our founding stockholder to our outside directors, who are sophisticated buyers, were made in reliance on exemptions available for private sales under the Securities Act, as our founding stockholder was neither the issuer nor a dealer. There were no sales to any other individuals and there was no general solicitation. In an effort to ensure that the sales were made in private transactions, the purchase agreements imposed transfer restrictions on the securities, and the buyers provided written representations that indicated they were acquiring the securities for their own account for investment and not with a view towards, or for resale in connection with, any public sale or distribution. Appropriate legends were or, at the time of issuance of physical certificates, will be affixed to the instruments representing the securities issued or to be issued in such transactions.

On May 29, 2007, a recapitalization was effected in which the Company purchased from the founding stockholder 1,692,968 of outstanding shares of common stock for retirement and a total of 25,782 of outstanding shares of common stock from three directors, in each case for the nominal consideration of $1.00.

On June 25, 2007 the Board of Directors declared a stock dividend to stockholders of record on June 24, 2007.  The stock dividend was paid on June 29, 2007.  One share of Common stock was issued for each five outstanding shares of Common Stock.    All references in the accompanying financial statements as of December 31, 2006 and for the period from October 26, 2006 (date of inception) to September 30, 2007 to the number of shares of common stock have been retroactively restated to reflect this transaction.

On October 5, 2007 our founding stockholder repurchased 22,500 shares from Mr. Edward A. Mueller in connection with his resignation from the Board of Directors of the Company effective as of October 3, 2007.  The private purchase by our founding stockholder was made in reliance on exemptions available for private sales under the Securities Act.

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

As of September 30, 2007, we incurred an aggregate of approximately $1.1 million in organizational and offering related expenses (excluding underwriters discount and commissions), which have been or will be paid out of the proceeds of our IPO not held in trust and our withdrawal of interest earned on the funds held in trust.  Up to $2.4 million of interest earned on the funds held in trust may be released to the Company, of which $1,370,000 was released on October 19, 2007, for the following purposes:

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

As of September 30, 2007, approximately $204.0 million was held in a trust account.  We intend to use $195.5 million of such funds to consummate our initial business combination as described in more detail under Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources.

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

GSC ACQUISITION COMPANY

November 14, 2007	By:	/s/ Peter Frank
		Name:	Peter Frank
		Title:	Chief Executive Officer and Principal Accounting and Financial Officer

INDEX TO EXHIBITS

Exhibit
Number		Description
1.1	*	Form of Underwriting Agreement
3.1	**	Amended and Restated Certificate of Incorporation
3.2	*	Form of Bylaws
4.1	*	Specimen Unit Certificate
4.2	*	Specimen Common Stock Certificate
4.3	*	Form of Warrant Agreement between the Registrant and American Stock Transfer & Trust Company
4.4	*	Form of Warrant Certificate
10.1	*	Form of Letter Agreement between the Registrant and GSC Secondary Interest Fund, LLC
10.2	*	Form of Letter Agreement between the Registrant and each of the directors and executive officers of the Registrant
10.3	*	Initial Founder’s Securities Purchase Agreement, dated as of November 7, 2006, between the Registrant and GSC Secondary Interest Fund, LLC
10.4	*	Form of Registration Rights Agreement among the Registrant and American Stock Transfer & Trust Company
10.5	*	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers
10.6	***	Investment Management Trust Agreement by and between the Registrant and American Stock Transfer & Trust Company
10.7	*	Amended Form of Right of First Review Agreement between the Registrant and GSC Group, Inc.
10.8	*	Initial Founder’s Securities Purchase Agreement, dated as of December 12, 2006, between the Registrant, GSC Secondary Interest Fund, LLC, James K. Goodwin and Edward A. Mueller
10.9	*	Initial Founder’s Securities Purchase Agreement, dated as of December 21, 2006, between the Registrant, GSC Secondary Interest Fund, LLC and Richard A. McKinnon
10.10	*	Repurchase Agreement and Amendment to Initial Founder’s Securities Purchase Agreement, dated as of May 29, 2007, between the Registrant and GSC Secondary Interest Fund, LLC
10.11	*	Repurchase Agreement, dated as of May 29, 2007, between the Registrant, James K. Goodwin, Richard A. McKinnon and Edward A. Mueller
31.1		Section 302 Certification by Chief Executive Officer and Principal Accounting and Financial Officer
31.2		Section 302 Certification by President
32.1		Section 906 Certification by Chief Executive Officer and Principal Accounting and Financial Officer

*	Incorporated herein by reference to the GSC Acquisition Company Registration Statement on Form S-1 (Commission File No. 333-138832)
**	Incorporated herein by reference to Exhibit 1.1 of the GSC Acquisition Company Form 8-K filed on July 2, 2007 (Commission File No. 001-33553)
***	Incorporated herein by reference to Exhibit 10.1 of the GSC Acquisition Company Form 8-K filed on July 2, 2007 (Commission File No. 001-33553)