Form 10-K
period 2007-12-31
GSC Acquisition Co
filed 2008-03-19
CIK 1381117

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 001-33553

GSC ACQUISITION COMPANY
(Name of Issuer in Its Charter)

Delaware	20-5779392
(State of Incorporation)	(Issuer I.R.S. Employer I.D. Number)

500 Campus Drive, Suite 220, Florham Park, New Jersey	07932
(Address of principal executive offices)	(zip code)

(973) 437-1000
(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Units consisting of one share of Common Stock, par value $.001 per share, and one Warrant	American Stock Exchange
Common Stock, $.001 par value per share	American Stock Exchange
Warrants to purchase shares of Common Stock	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☒    No  ☐

Issuer’s revenues for the fiscal year ended December 31, 2007 was $0.

As of September 30, 2007 (the last business day of the Registrant’s most recently completed third fiscal quarter), the aggregate market value of the Registrant’s Common Stock (based on the closing price on the American Stock Exchange on that date) held by non-affiliates of the Registrant was approximately $190.7 million.

As of March 13, 2008, there were 25,200,000 shares of Common Stock, $.001 par value per share, outstanding.

SAFE HARBOR STATEMENT

This Annual Report on Form 10-K contains statements relating to future results of GSC Acquisition Company (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the “safe harbor” created by those sections. Forward-looking statements frequently are identifiable by the use of words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms and other similar expressions. Our actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, those set forth in Item 1A. Risk Factors and elsewhere in this Annual Report on Form 10-K and those detailed from time to time in our other filings with the Securities and Exchange Commission. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.  BUSINESS

References to “we,” “us,” or the Company are to GSC Acquisition Company in this Annual Report on Form 10-K.

GSC Acquisition Company is a blank check company formed on October 26, 2006 for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination, one or more businesses or assets, which we refer to as our initial business combination.  Our efforts in identifying a prospective target business will not be limited to a particular industry. Instead we will focus on industries and target businesses in the United States and Europe that may provide significant opportunity for growth.

The registration statement for our initial public offering (“IPO”) was declared effective June 25, 2007. On June 28, 2007, we consummated a private placement of 4,000,000 warrants (the “Initial Founder’s Warrants”) to GSC Secondary Interest Fund, LLC, our founding stockholder (the “Founding Stockholder”), at $1.00 per Initial Founder’s Warrant generating gross proceeds of $4.0 million (the “Private Placement”). On June 29, 2007, our IPO of 20,700,000 units (“Units”) was consummated, including 2,700,000 Units subject to the underwriters’ over-allotment option.  Each Unit consists of one share of common stock of the Company, $0.001 par value per share (“Common Stock”), and one warrant (“Warrant”) to purchase one share of Common Stock.  The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $207.0 million.

A total of approximately $201.7 million, including $191.5 million of the IPO proceeds net of the underwriters’ discount and commission of $14.5 million and offering costs of $1.0 million, $4.0 million from the sale of warrants to the Founding Stockholder and $6.2 million of deferred underwriting discounts and commissions, has been placed in a trust account at JPMorgan Chase Bank, N.A., with the American Stock Transfer & Trust Company serving as trustee.  Except for a portion of the interest income permitted to be released to us, the proceeds held in trust will not be released from the trust account until the earlier of the completion of our initial business combination or our liquidation.  Under the terms of the investment management trust agreement, up to a total of $2.4 million of interest income (net of taxes payable) may be released to us, subject to availability.  For the period from inception to December 31, 2007, approximately $1.4 million was released to us in accordance with these terms.  As of December 31, 2007, the balance in the trust account was approximately $203.3 million.

All activity through December 31, 2007 relates to the formation of the Company, our initial public offering and efforts to identify prospective target businesses.  We are not presently engaged in, and we will not engage in, any substantive commercial business until we consummate a business combination. We intend to utilize our cash, including the funds held in the trust account, capital stock, debt or a combination of the foregoing in effecting a business combination.

Selection of a target business and structuring of a business combination

Our efforts in identifying prospective target businesses will not be limited to a particular industry.  Instead, we intend to focus on various industries and target businesses in the United States and Europe that may provide significant opportunities for growth.  We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community, who may present solicited or unsolicited proposals. Our officers and directors as well as their affiliates may also bring to our attention target business candidates.  We have engaged professional firms that specialize in business acquisitions to assist us in our search for a target business.  We are required to pay such firms a finder’s fee which is a pure contingency and only payable if we complete a transaction with the target they identify.  In no event, however, will we pay the Founding Stockholder, any of our officers, directors or GSC Group or our or their affiliates for any finder’s fees, reimbursements or cash payments or other compensation for services rendered to us prior to or in connection with the consummation of a business combination, other than a payment of an aggregate of $7,500 per month to GSCP (NJ) Holdings, L.P., an affiliate of our Founding Stockholder for office space, secretarial and administrative services; and reimbursement for any out-of-pocket expenses related to our initial public offering or identifying, investigating and consummating an initial business combination. Our audit committee will review and approve all payments made to our Founding Stockholder, officers, directors or our or their affiliates, other than the $7,500 per month payment described in the prior sentence, and any payments made to members of our audit committee will be reviewed and approved by our board of directors, with any interested director abstaining from such review and approval.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO, although substantially all of the net proceeds of the IPO are intended to be generally applied toward consummating a business combination with an existing operating company. As used herein, a “Target Business” shall mean one or more businesses or assets that, at the time of our initial business combination, has a fair market value of at least 80% of the balance in the trust account (excluding deferred underwriting discounts of $6.2 million) described below and a “Business Combination” shall mean the acquisition by the Company through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination, of such Target Business.

Subject to the requirement that our initial business combination must be with a business that satisfies the criteria of a Target Business at the time of such initial business combination, our management will have virtually unrestricted flexibility in identifying and selecting a prospective Target Business. However, we will only consummate a business combination in which we become the controlling shareholder of the target. The key factors that we will rely on in determining controlling shareholder status would be our acquisition of at least 51% of the voting equity interests of the target company and control of the majority of any governing body of the target company. We will not consider any transaction that does not meet such criteria. In addition, we will not enter into our initial business combination with any entity in which any of our officers, directors or GSC Group or its affiliates has a financial interest.

In evaluating a prospective Target Business, our management will consider a variety of criteria and guidelines, including the following:

•	financial condition and results of operations;

•	growth potential;

•	brand recognition and potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	stage of development of the business and its products or services;

•	existing distribution arrangements and the potential for expansion;

•	degree of current or potential market acceptance of the products or services;

•	proprietary aspects of products and the extent of intellectual property or other protection for products or formulas;

•	impact of regulation on the business;

•	seasonal sales fluctuations and the ability to offset these fluctuations through other business combinations, introduction of new products, or product line extensions;

•	costs associated with effecting the business combination;

•	industry leadership, sustainability of market share and attractiveness of market sectors in which target business participates;

•	degree to which GSC Group’s investment professionals have investment experience and have had success in the target business’s industry;

•	ability for GSC Group to add value post business combination; and

•	macro competitive dynamics in the industry within which each company competes.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management to our business objective. In evaluating a prospective Target Business, we expect to conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as review of financial and other information which will be made available to us.

The time required to select and evaluate a Target Business and to structure and complete the initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. We expect that due diligence of prospective Target Businesses will be performed by some or all of our officers, directors and GSC Group investment professionals. We may engage market research firms or third-party consultants to assist us with performing due diligence and valuations of the target company. Any costs incurred with respect to the identification and evaluation of a prospective Target Business with which a potential or initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete an initial business combination.

Fair Market Value of Target Business

As noted above, the initial Target Business that we acquire must have a fair market value equal to at least 80% of the balance in the trust account (excluding deferred underwriting discounts of $6.2 million) at the time of such acquisition. The fair market value of such business will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). If our board is not able to independently determine that the Target Business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the Target Business has sufficient fair market value.

Lack of business diversification

While we may seek to effect business combinations with more than one Target Business, our initial Business Combination must involve one or more Target Businesses whose collective fair market value meets the criteria discussed above at the time of such initial Business Combination. Consequently, we expect to complete only a single Initial Business Combination, although this may entail a simultaneous combination with several operating businesses. At the time of our initial Business Combination, we may not be able to acquire more than one Target Business because of various factors, including complex accounting or financial reporting issues. For example, we may need to present pro forma financial statements reflecting the operations of several Target Businesses as if they had been combined historically.

A simultaneous combination with several Target Businesses also presents logistical issues, such as the need to coordinate the timing of negotiations, proxy statement disclosure and closings. In addition, if conditions to closings with respect to one or more of the Target Businesses are not satisfied, the fair market value of the businesses could fall below the required fair market value threshold described above.

Accordingly, while it is possible that our initial Business Combination may involve more than one Target Business, we are more likely to choose a single target business if all other factors appear equal. This means that for an indefinite period of time, the prospects for our success may depend entirely on the future performance of a single target business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating our initial business combination with only a single entity, our lack of diversification may subject us to negative economic, competitive and regulatory developments, in the particular industry in which we operate after our initial business combination.

If we complete our initial business combination structured as a merger in which the consideration is our stock, we could have a significant amount of cash available to make subsequent add-on acquisitions.

Limited ability to evaluate the target business’s management

We will independently evaluate the quality and experience of the existing management of a Target Business and will make an assessment as to whether or not they should be replaced on a case-by-case basis. As an example, a company in weak financial condition may be experiencing difficulties because of its capitalization and not because of its operations, in which case operating management may not need to be replaced.

Although we intend to closely scrutinize the management of a prospective Target Business when evaluating the desirability of effecting an initial Business Combination with that business, we cannot assure you that our assessment of the Target Business’s management will prove to be correct. In addition, we cannot assure you that management of the Target Business will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the Target Business cannot presently be stated with any certainty. While it is possible that one or more of our officers and directors will remain associated in some capacity with us following our initial Business Combination, a final determination of their continued involvement with the business upon completion of an initial Business Combination will be made jointly with our board of directors and based on the facts and circumstances at the time. The goal of our board of directors will be to ensure that they select the best management team to pursue our business strategy. If they determine that the incumbent management of an acquired business should be replaced and that one or more of our officers and directors is the best available replacement, it is possible that some of our officers or directors will devote some or all of their efforts to our affairs subsequent to our initial Business Combination.

Following our initial Business Combination, we may seek to recruit additional managers to supplement the incumbent management of the Target Business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Opportunity for stockholder approval of business combination

We will seek stockholder approval before it will effect any Business Combination, even if the Business Combination would not ordinarily require stockholder approval under applicable state law.  In connection with the stockholder vote required to approve any Business Combination, our Founding Stockholder and two of our directors have agreed to vote the shares of common stock they owned immediately before this IPO in accordance with the majority of the shares of common stock voted by the Public Stockholders. This voting arrangement shall not apply to any shares purchased by them in the open market. “Public Stockholders” is defined as the holders of common stock sold as part of the Units in the IPO (“IPO Shares”) or in the secondary market. The Company will proceed with a Business Combination only if a quorum is constituted and a majority of the IPO Shares voted by the Public Stockholders, in person or by proxy, are voted in favor of the Business Combination and Public Stockholders holding not more than 20% of the IPO Shares (minus one share) vote against the business combination and exercise their conversion rights (as described below). If a majority of the shares of common stock voted by the Public Stockholders are not voted in favor of a proposed initial Business Combination, we may combine with a different Target Business meeting the fair market value criterion described above so long as such combination is approved by public stockholders prior to June 25, 2009.

In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Exchange Act, which, among other matters, will include a description of the operations of the Target Business and audited historical financial statements of the business.

Conversion rights

At the time we seek stockholder approval of any Business Combination, we will offer the holders of IPO Shares (but not any of our Founders to the extent they purchased IPO Shares) the right to have such shares converted to cash if the stockholder votes against the Business Combination and the Business Combination is approved and completed. The actual per-share conversion price will be equal to the amount in the trust account (before payment of deferred underwriting discounts and commissions and including interest earned on their pro rata portion of the trust account, net of income taxes payable on such interest and net of interest income of up to $2.4 million on the trust account balance previously released to us to fund our working capital requirements), as of two business days prior to the consummation of the Business Combination, divided by the total number of IPO Shares. As of December 31, 2007, the per-share conversion price would have been approximately $9.86. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed Business Combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the Business Combination and the Business Combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a Business Combination. We will not complete any Business Combination if stockholders owning 20% or more of the IPO Shares both vote against the

Business Combination and exercise their conversion rights. Holders of IPO Shares who convert their stock into their share of the trust account still have the right to exercise any warrants they continue to hold.

Liquidation if no business combination

If we do not effect a Business Combination by June 25, 2009, we will dissolve and distribute to our Public Stockholders on a pro rata basis the amount in the trust account at such time (less any income taxes payable on interest income and interest income released prior to such time to us to fund our working capital requirements as well as interest of up to $75,000 that may be released to us should we have no or insufficient working capital remaining to fund the costs and expenses of liquidation) plus any remaining net assets of the Company not used for or reserved to pay obligations and claims or such other corporate expenses relating to or arising from our plan of dissolution and distribution, including costs of dissolving and liquidating the Company.  In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including trust account assets) will be less than the IPO price per Unit in the IPO (assuming no value is attributed to the Warrants contained in the Units). Our Founding Stockholder and two of our directors who owned shares of our common stock immediately prior to our IPO (“Initial Founder’s Shares”) whom we refer to collectively as our “Founders”, have waived their rights to participate in any liquidation distribution with respect to their Founder Shares. There will be no distribution from the trust account with respect to our warrants, which will expire worthless if we liquidate.

If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest earned on the trust account, the initial per-share liquidation price would be $9.74 or $0.26 less than the public offering per unit price of $10.00.  However, the proceeds deposited in the trust account could become subject to the claims of our creditors which could be prior to the claims of our public stockholders.  We cannot assure you that the actual per share liquidation price will not be less than $9.74 plus interest (net of taxes payable, which taxes, if any, shall be paid from the trust account).

Competition

In identifying, evaluating and selecting a Target Business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, as well as operating businesses seeking acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. While we believe there are numerous potential Target Businesses with which we could combine, our ability to acquire larger Target Businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a Target Business. Furthermore:

•	our obligation to seek stockholder approval of our initial business combination or obtain necessary financial information may delay the completion of a transaction;

•
our obligation to convert into cash shares of common stock held by our public stockholders who vote against the initial business combination and exercise their conversion rights may reduce the resources available to us for an initial business combination;

•	our outstanding warrants and the future dilution they potentially represent may not be viewed favorably by certain Target Businesses; and

•
the requirement to acquire an operating business that has a fair market value equal to at least 80% of the balance of the trust account at the time of the acquisition (excluding deferred underwriting discounts and commissions of $6.2 million) could require us to acquire the assets of several operating businesses at the same time, all of which sales would be contingent on the closings of the other sales, which could make it more difficult to consummate the Business Combination.

In addition, a number of other blank check companies completed initial public offerings in 2007 and are now seeking to complete an initial business combination.  See “Risk Factors – We may face significant competition from numerous other companies with a business plan similar to ours seeking to effectuate a business combination.”  Any of these factors may place us at a competitive disadvantage in successfully negotiating a Business Combination.

Employees

We currently have two officers. These individuals are not obligated to devote any specific number of hours to our business and intend to devote only as much time as they deem necessary to our business. We do not expect to have any full-time employees prior to the consummation of a Business Combination.

ITEM 1A.  RISK FACTORS

Risks associated with our business

We are a development stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a development stage company with limited operating results. Because we lack an operating history, you have no basis on which to evaluate our ability to achieve our business objective of completing an initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target businesses concerning an initial business combination and may be unable to complete an initial business combination. We will not generate any revenues from operating activities until, at the earliest, after completing an initial business combination. We cannot assure you as to when, or if, an initial business combination will occur. If we expend all of the funds not held in trust and interest income earned of up to $2.4 million on the balance of the trust account that may be released to us to fund our working capital requirements in seeking an initial business combination, of which approximately $1.4 million has been released as of December 31, 2007, but fail to complete such an initial combination, we may never generate any operating revenues.

We may not be able to consummate our initial business combination within the required time frame, in which case we would be forced to dissolve and liquidate.

We must complete our initial business combination with one or more target businesses that have a fair market value of at least 80% of the amount held in our trust account at the time of the initial business combination (excluding deferred underwriting discounts and commissions of $6.2 million) by June 25, 2009.  If we fail to consummate a business combination by June 25, 2009, we will be forced to dissolve and liquidate. We may not be able to find one or more suitable target businesses within the required time frame. In addition, our negotiating position and our ability to conduct adequate due diligence on any potential target may be reduced as we approach the deadline for the consummation of an initial business combination.  GSC Group, which includes our Founding Stockholder, is a manager of assets in niche markets and complex areas including distressed investing (predominately control-oriented), corporate credit and real estate.  Because of the nature of GSC Group’s business, executives associated with GSC Group, including Messrs, Eckert, Frank and Kaufman, occasionally receive unsolicited inquiries that identify companies that are potentially for sale, however we will not use information relating to specific target businesses that was known by GSC Group’s investment professionals or any other affiliates prior to the completion of the IPO on June 29, 2007.

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

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although prior to completion of our initial business combination, we will seek to have third parties (including any vendors and any other entities with which we enter into a contractual relationship) or any prospective target businesses enter into valid and enforceable agreements with us waiving any right, title, interest or claim of any kind in or to any assets held in the trust account, not all third parties engaged by us to date have been willing to sign such waiver agreements, and there is no guarantee that all third parties will agree to execute such agreements in the future. It is also possible that such waiver agreements would be held unenforceable and there is no guarantee that the third parties would not otherwise challenge the agreements and later bring claims against the trust account for amounts owed them. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Further, we could be subject to claims from parties not in contract with us who have not executed a waiver, such as a third party claiming tortious interference as a result of our initial business combination. Accordingly, the proceeds held in trust could be subject to claims that would take priority over the claims of our public stockholders and, as a result, the initial per-share liquidation price could be less than approximately $9.74 per share. Our Founding Stockholder has agreed that it will be liable to us if and to the extent claims by third parties reduce the amounts in the trust account available for payment to our stockholders in the event of a liquidation and the claims are made by a vendor for services rendered or products sold to us, a third party with which we entered into a contractual relationship or any prospective target business. However, the agreement entered into by our Founding Stockholder specifically provides for two exceptions to the indemnity given: there will be no liability (1) as to any claimed amounts owed to a third party who executed a valid and enforceable waiver, or (2) as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. Furthermore, there could be claims from parties other than vendors, third parties with which we entered into a contractual relationship or target businesses that would not be covered by the indemnity from our Founding Stockholder, such as shareholders and other claimants who are not parties in contract with us who file a claim for damages against us. Based on representations as to its status as an accredited investor (as such term is defined in Regulation D under the Securities Act) and that it has sufficient funds available to it to satisfy its obligations to indemnify us, we currently believe that our Founding Stockholder is capable of funding its indemnity obligations, even though we have not asked it to reserve for such an eventuality. We cannot assure you, however, that it would be able to satisfy those obligations.

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

Initially, only $50,000 was available to us outside the trust account to fund our working capital requirements. We will depend on sufficient interest being earned on the proceeds held in the trust account to provide us with the additional working capital we will need to identify one or more target businesses and to complete our initial business combination. While we are entitled to have released to us for such purposes interest income of up to a maximum of $2.4 million, of which approximately $1.4 million had been released as of December 31, 2007, a substantial decline in interest rates may result in our having insufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we could seek to borrow funds or raise additional investments from our officers and directors or others to operate, although our officers and directors are under no obligation to advance funds to, or to invest in, us. If we have insufficient funds available, we may be forced to liquidate.

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

There are numerous other blank check companies that have recently completed IPOs or filed registration statements with the SEC seeking to go public. While some of these blank check companies have specific industries in which they must complete a business combination, others may consummate a business combination in any industry they choose, as in our case. We may therefore be subject to competition from these companies, which will increase demand for potential target companies to combine with in an initial business combination. Further, the fact that only a limited number of blank check companies have completed a business combination may be an indication that there are limited attractive targets available to such companies or that many potential target businesses may not be inclined to enter into business combinations with publicly held blank check companies like us. Several blank check companies have completed IPOs and then dissolved or begun proceedings to dissolve as a result of being unable to complete an initial business combination within the required time. We cannot assure you that we will be able to successfully compete for an attractive business combination or that we will be able to effectuate a business combination within the required 24-month time period. If we are unable to find a suitable target business within such time period, we will be forced to liquidate. We also expect to face significant competition from companies other than blank check companies. See “—Because of our limited resources and the significant competition for business combination opportunities we may not be able to consummate an attractive initial business combination.” immediately above.

We may be unable to obtain additional financing if necessary to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We believe that the net proceeds from our IPO and the sale of the Founding Stockholder’s warrants held in the trust account will be sufficient to allow us to consummate our initial business combination. However, we cannot assure you that we will be able to complete our initial business combination or that we will have sufficient capital with which to complete a combination with a particular target business. If amounts held in trust are not sufficient to facilitate a particular business combination because:

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 200,000,000 shares of common stock, par value $0.001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share, and there are 150,100,000 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants, including the Initial Founder’s Warrants), and all of the shares of preferred stock available for issuance. We currently have no commitments to issue any additional securities. We may issue a substantial number of additional shares of our common stock or may issue preferred stock, or a combination of both, including through convertible debt securities, to complete a business combination. Our issuance of additional shares of common stock or any preferred stock:

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

The value of an investment in us may decline if any of these events occur.

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

Our Founding Stockholder owns approximately 20% of our issued and outstanding shares of common stock. Our Founding Stockholder and Messrs, Goodwin and McKinnon have agreed, in connection with the stockholder vote required to approve our initial business combination, to vote the Initial Founder’s Shares in accordance with the majority of the shares of common stock voted by the public stockholders, and our Founding Stockholder and each of our officers and directors has also agreed that if it, he or she acquires shares of common stock, it, he or she, as applicable, will vote all such acquired shares in favor of our initial business combination. Accordingly, shares of common stock owned by our Founding Stockholder will not have the same voting or conversion rights as our public stockholders with respect to a potential business combination, and neither our Founding Stockholder, nor any of our officers or directors will be able to exercise the conversion rights with respect to any of our shares that it, he or she holds or may acquire.

Our board of directors is divided into three classes, each of which will generally serve for a term of three years, with only one class of directors being elected in each year. We may consummate an initial business combination before there is an annual meeting of stockholders to elect new directors, in which case all of the current directors will continue in office at least until the consummation of our initial business combination. If there is an annual meeting of stockholders, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our Founding Stockholder will have considerable influence on the outcome of that election. Accordingly, our Founding Stockholder will continue to exert control at least until the consummation of the initial business combination. Neither our Founding Stockholder nor any of its affiliates are prohibited from purchasing units or shares of our common stock. If they choose do so, our Founding Stockholder and its affiliates will have an even greater influence on the vote to be taken in connection with our initial business combination.

If our current directors remain after our initial business combination they may have conflicts of interest.

Our ability to effect our initial business combination successfully will be largely dependent upon the efforts of our officers and directors. While Messrs, Frank and Kaufman will resign as officers following consummation of our initial business combination, Messrs, Eckert, Frank, Goodwin, Kaufman and McKinnon may remain as directors of the combined entity. Since it is possible that a director may remain after a business combination, a director may have a conflict of interest if such director is more likely to remain as a director or receive an attractive compensation arrangement in connection with a combination with one potential target business versus another. Such interests, if any, may influence the selection of the ultimate target for our initial business combination.

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

Holders of the Initial Founder’s Shares have waived their right to receive distributions with respect to the Initial Founder’s Shares if we liquidate because we fail to complete a business combination. Those shares of common stock and all of the warrants owned by our Founding Stockholder will be worthless if we do not consummate our initial business combination. Since Messrs, Eckert, Frank and Kaufman have an ownership interest in GSC Group and consequently an indirect ownership interest in us and Messrs, Goodwin and McKinnon have a direct ownership interest in us, they may have a conflict of interest in determining whether a particular target business is appropriate for us and our stockholders. These ownership interests may influence their motivation in identifying and selecting a target business and timely completing an initial business combination. The exercise of discretion by our officers and directors in identifying and selecting one or more suitable target businesses may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

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

The grant of registration rights to our Founding Stockholder and Messrs, Goodwin and McKinnon may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our common stock.

Pursuant to a registration rights agreement entered into concurrently with our IPO, our Founding Stockholder and Messrs, Goodwin and McKinnon can demand that we register the resale of the Initial Founder’s Shares and our Founding Stockholder can demand that we register the Initial Founder’s Warrants and the shares of common stock issuable upon exercise of the Initial Founder’s Warrants. The registration rights will be exercisable with respect to the Initial Founder’s Shares at any time after the date on which the relevant securities are no longer subject to transfer restrictions, and with respect to the warrants and the underlying shares of common stock after the warrants become exercisable by their terms. We will bear the cost of registering these securities. If our Founding Stockholder and Messrs, Goodwin and McKinnon exercise their registration rights in full, there will be an additional 4,500,000 shares of common stock and up to 4,000,000 shares of common stock issuable on exercise of the warrants eligible for trading in the public market. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our common stock that is expected when the securities owned by our Founding Stockholder or Messrs, Goodwin and McKinnon are registered.

If adjustments are made to the warrants, you may be deemed to receive a taxable distribution without the receipt of any cash.

As discussed under “Market for Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities — Dividends,” we do not anticipate that any dividends will be paid in the foreseeable future.  If at any time during the period you hold warrants, however, we were to pay a taxable dividend to our stockholders and, in accordance with the anti-dilution provisions of the warrants, the conversion rate of the warrants were increased, that increase would be deemed to be the payment of a taxable dividend to you to the extent of our earnings and profits, notwithstanding the fact that you will not receive a cash payment.  If the conversion rate is adjusted in certain other circumstances (or in certain circumstances, there is a failure to make adjustments), that adjustment or failure could also result in the deemed payment of a taxable dividend to you.  If you are a non-U.S. holder of a warrant, any resulting withholding tax attributable to deemed dividends could be collected from other amounts payable or distributable to you.  You should consult your tax adviser regarding the proper treatment of any adjustments to the warrants.

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

Because we must furnish our stockholders with target business financial statements prepared in accordance with and reconciled to U.S. generally accepted accounting principles or prepared in accordance with International Financial Reporting Standards, we will not be able to complete an initial business combination with some prospective target businesses unless their financial statements are first reconciled to U.S. generally accepted accounting principles or prepared in accordance with International Financial Reporting Standards..

The federal securities laws require that a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports and proxy materials submitted to stockholders. Our initial business combination must be with a target business that has a fair market value of at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions) at the time of our initial business combination. We will be required to provide historical and/or pro forma financial information to our stockholders when seeking approval of a business combination with one or more target businesses. These financial statements must be prepared in accordance with, or be reconciled to, U.S. generally accepted accounting principles, or GAAP, or prepared in accordance with International Financial Reporting Standards, or IFRS, as approved by the International Accounting Standards Board, or IASB, and the historical financial statements must be audited in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), or PCAOB. If a proposed target business, including one located outside of the U.S., does not have or is unable within in a reasonable period of time to provide financial statements that have been prepared in accordance with, or reconciled to, U.S. GAAP or in accordance with IFRS as issued by the IASB, and audited in accordance with the standards of the PCAOB, we will not be able to acquire that proposed target business. These financial statement requirements may limit the pool of potential target businesses with which we may combine.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTY

We do not own any real estate or other physical properties materially important to our operation. Our executive offices are currently located at 500 Campus Drive, Suite 220, Florham Park, New Jersey 07932. The cost for this space is included in the $7,500 per-month fee described above that GSCP (NJ) Holdings, L.P., an affiliate of our Founding Stockholder, charges us for general and administrative services. We believe, based on rents and fees for similar services in the New Jersey area that the fee charged by GSCP (NJ) Holdings, L.P. is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

ITEM 3.  LEGAL PROCEEDINGS

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 22, 2007, in connection with our IPO, by unanimous written consent, our stockholders approved the adoption of an Amended and Restated Certificate of Incorporation, which was adopted on June 26, 2007.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units, common stock and warrants are listed on the American Stock Exchange under the symbols GGA.U, GGA and GGA.WS, respectively. The following table sets forth the range of high and low sales prices for the units, common stock and warrants for the periods indicated since the units commenced public trading on June 25, 2007, and since the common stock and warrants commenced public trading on July 9, 2007.

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
2008:
First Quarter*	10.41	9.71	9.45	9.16	1.20	.70
2007:
Fourth Quarter	10.56	10.11	9.45	9.10	1.40	1.02
Third Quarter	10.71	9.95	9.30	9.01	1.45	.95
Second Quarter**	10.34	10.00

*   Through March 13, 2008
** Commenced public trading on June 25, 2007

Holders

As of March 13, 2008, there was one holder of record of our units, four holders of record of our common stock and three holders of record of our warrants.

Dividends

We have not paid any dividends on our common stock to date and will not pay cash dividends prior to the completion of our initial Business Combination. After we complete our initial Business Combination, the payment of dividends will depend on our revenues and earnings, if any, our capital requirements and our general financial condition. The payment of dividends after our initial Business Combination will be within the discretion of our board of directors at that time. Our board of directors currently intends to retain any earnings for use in our business operations and, accordingly, we do not anticipate that our board will declare any dividends in the foreseeable future.

Stock Price Performance Graph

The graph below compares the cumulative total return of our common stock from July 9, 2007, the date that our common stock first became separately tradable, through December 31, 2007 with the comparable cumulative return of two indices, the S&P 500 Index and the Dow Jones Industrial Average Index. The graph plots the growth in value of an initial investment of $100 in each of our common stock, the Dow Jones Industrial Average Index and the S&P 500 Index over the indicated time periods, and assuming reinvestment of all dividends, if any, paid on our the securities. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

Recent Sales of Unregistered Securities and Use of Proceeds

On November 7, 2006, our Founding Stockholder, purchased 5,468,750 shares of our common stock (“Initial Founder’s Shares”) for an aggregate purchase price of $25,000.

On November 7, 2006, our Founding Stockholder entered into a binding agreement, as amended on May 25, 2007, to purchase an aggregate of 4,000,000 Warrants at a price of $1.00 per Warrant from us. The purchase was consummated on June 28, 2007. The sales of the securities to our Founding Stockholder were exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.  In each such transaction, the Founding Stockholder represented its intention at such time to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were or, at the time of issuance of physical certificates, will be affixed to the instruments representing such securities issued or to be issued in such transactions.

On December 12, 2006, our Founding Stockholder sold an aggregate of 82,032 of the Initial Founder’s Shares to three of our directors at that time, Messrs, Goodwin, McKinnon and Mueller, after appointment of such directors. The private sales by our Founding Stockholder to our outside directors, who are sophisticated buyers, were made in reliance on exemptions available for private sales under the Securities Act, as our Founding Stockholder was neither the issuer nor a dealer. There were no sales to any other individuals and there was no general solicitation. In an effort to ensure that the sales were made in private transactions, the purchase agreements imposed transfer restrictions on the securities, and the buyers provided written representations that indicated they were acquiring the securities for their own account for investment and not with a view towards, or for resale in connection with, any public sale or distribution. Appropriate legends were affixed to the instruments representing the securities issued in such transactions.

On May 29, 2007, a recapitalization was effected in which we purchased from the Founding Stockholder 1,692,968 of outstanding shares of common stock for retirement and a total of 25,782 of outstanding shares of common stock from three of our directors, in each case for the nominal consideration of $1.00.

On June 25, 2007, our board of directors declared a stock dividend to stockholders of record on June 24, 2007.  The stock dividend was paid on June 29, 2007.  One share of common stock was issued for each five outstanding shares of Common Stock.  All references in the accompanying financial statements as of December 31, 2006 and for the period from October 26, 2006 (date of inception) to September 30, 2007 to the number of shares of common stock have been retroactively restated to reflect this transaction.

On October 5, 2007 our Founding Stockholder repurchased 22,500 shares from Mr. Edward A. Mueller in connection with his resignation from our board of directors effective as of October 3, 2007.  The private purchase by our Founding Stockholder was made in reliance on exemptions available for private sales under the Securities Act.

A registration statement for our IPO was declared effective on June 25, 2007. The registration statement related to a proposed maximum aggregate offering of 17,250,000 Units (consisting of 17,250,000 shares of Common Stock and 17,250,000 Warrants) for a proposed maximum aggregate offering price of $172.5 million. On June 25, 2007, in accordance with Rule 462(b), we increased the number of Units being registered by 3,450,000, to 20,700,000 Units (consisting of 20,700,000 shares of Common Stock and 20,700,000 Warrants) for a proposed maximum aggregate offering price of $207.0 million. The underwriter for our IPO was Citigroup Global Markets Inc., acting as sole bookrunning manager and representative of Ladenburg Thalmann & Co. Inc. and I-Bankers Securities, Inc. (together, the “Underwriters”).

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

As of December 31, 2007, we had incurred an aggregate of approximately $1.1 million in organizational and offering related expenses (excluding underwriters discount and commissions), which have been or will be paid out of the proceeds of our IPO not held in trust and our withdrawal of interest earned on the funds held in trust.  Up to $2.4 million of interest earned on the funds held in trust may be released to us, of which approximately $1.4 million was released on October 17, 2007, for the following purposes:

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

As of December 31, 2007, approximately $203.3 million was held in the trust account.  We intend to use $195.5 million of such funds to consummate our initial Business Combination as described in more detail under Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources.

Initial Public Offering

On June 29, 2007, we sold to the public 20,700,000 units (“Units”) at a price of $10.00.  Each unit consists of one share of our common stock, $0.001 par value, and one redeemable common stock purchase warrant (“Warrant”).

Each Warrant entitles the holder to purchase from us one share of common stock at an exercise price of $7.50 commencing the later of the completion of a Business Combination with a Target Business or 13 months from June 29, 2007 (“Closing Date”) of the IPO and expiring June 25, 2011, unless earlier redeemed. Holders of the Warrants must pay the exercise price in full upon exercise of the Warrants. The Warrants will be redeemable at a price of $0.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $14.25 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given. The terms of the Warrants include, among other things, that (i) in no event will a Warrant holder be entitled to receive a net cash settlement of the Warrant, and (ii) the Warrants may expire unexercised and worthless if a prospectus relating to the common stock to be issued upon the exercise of the warrants is not current and an applicable registration statement is not effective prior to the expiration date of the Warrant, and as a result purchasers of our Units will have paid the full Unit purchase price solely for the share of common stock included in each Unit.

The Company agreed to pay the underwriters in the IPO an underwriter discount of 7.0% of the gross proceeds of the IPO.  However, the Underwriters agreed that a portion of the underwriter discount equal to 3.0% of the gross proceeds, or $6.2 million, will not be payable unless and until we complete a Business Combination and have waived their right to receive such payment upon our liquidation if we are unable to complete a Business Combination.  Such amount of $6.2 million is included as deferred underwriting discount on the balance sheet as of December 31, 2007.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data set forth below is derived from our audited financial statements. This selected financial data should be read in conjunction with the section under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements included elsewhere in this Annual Report on Form 10-K:

	Year Ended December 31, 2007	For the Period from October 26, 2006 (inception) to December 31, 2007
Total Revenues	$—	$—
Operating loss	(394,252)	(532,671)
Dividend income	4,188,213	4,188,213
Net income	2,317,041	2,178,622
Earnings per share diluted	0.11	0.11
Weighted average shares outstanding diluted	20,340,577	19,147,404
Working capital (excludes cash held in trust account) *	852,852	852,852
Total assets *	204,256,112	204,256,112
Stockholders’ equity *	156,829,624	156,829,624

* As of December 31, 2007

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with “Selected Financial Data” and our financial statements and notes thereto that appear elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those presented under “Risks Associated With Our Business” included in Item 1A and elsewhere in this Annual Report on Form 10-K.

Overview

           GSC Acquisition Company is a blank check company formed on October 26, 2006 for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination, one or more businesses or assets, which we refer to as our initial Business Combination. We consummated our Initial Public Offering on June 29, 2007. We are currently in the process of evaluating and identifying targets for a business combination. We intend to use cash from the proceeds of our IPO, our capital stock, debt or a combination of cash, stock and debt to consummate a Business Combination. The issuance of additional shares of our stock in a Business Combination:

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

           Net income for the period from October 26, 2006 (date of inception) to December 31, 2007 was approximately $2.2 million, which consisted of $4.2 million of dividend income primarily from the trust account offset by $0.5 million of formation, general and administrative costs and $1.5 million of provision for income taxes. Net income for the period from January 1, 2007 to December 31, 2007 was approximately $2.3 million, which consisted of $4.2 million of dividend income primarily from the trust account offset by $0.4 million of formation, general and administrative costs and $1.5 million of provision for income taxes.  Net loss for the period from October 26, 2006 to December 31, 2006 was approximately $0.1 million, which consisted of formation, general and administrative costs.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet financing arrangements and have not established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Liquidity and Capital Resources

A total of $201.7 million, including $191.5 million of the net proceeds from the IPO, $4.0 million from the sale of warrants to the Founding Stockholder and $6.2 million of deferred underwriting discounts and commissions, was placed in trust, except for $50,000 that was made available to us for working capital needs.  We expect that most of the proceeds held in the trust account will be used as consideration to pay the sellers of a Target Business or businesses with which we ultimately complete our initial Business Combination.  We expect to use substantially all of the net proceeds of this IPO not held in the trust account to pay expenses in locating and acquiring a Target Business, including identifying and evaluating prospective acquisition candidates, selecting the Target Business, and structuring, negotiating and consummating our initial Business Combination. To the extent that shares of our capital stock or debt financing is used in whole or in part as consideration to effect our initial Business Combination, any proceeds remaining held in the trust account as well as any other net proceeds not expended will be made available for general corporate purposes, including to finance the operations of the combined business.  We intend to focus on potential Target Businesses with valuations greater than or equal to 80% of the amount held in the trust account (excluding deferred underwriting discounts and commissions of $6.2 million).  We believe that the funds placed in trust, together with other available funds, including from the issuance of additional equity and/or the issuance of debt, would support the acquisition of such a Target Business. Such debt securities may include a long term debt facility, a high-yield notes offering or mezzanine debt financing, and depending upon the business of the target company, inventory, receivable or other secured asset-based financing. The need for and mix of additional equity and/or debt would depend on many factors. The proposed funding for any such Business Combination would be disclosed in the proxy statement relating to the required shareholder approval.

We believe that the $50,000 in funds available to us outside of the trust account, together with interest income of up to $2.4 million on the balance of the trust account which may be released to us for working capital requirements, will be sufficient to allow us to operate through June 25, 2009, assuming that our initial Business Combination is not consummated during that time. Over this time period, we anticipate making the following expenditures:

•	approximately $0.2 million of expenses in fees relating to our office space and certain general and administrative services;

•
approximately $2.3 million for general corporate purposes that will be used for miscellaneous expenses (potentially including deposits or down payments for a proposed initial business combination), legal, accounting and other expenses, including due diligence expenses and reimbursement of out-of-pocket expenses incurred in connection with the investigation, structuring, negotiation and consummation of our initial business combination, director and officer liability insurance premiums and reserves, legal and accounting fees relating to SEC reporting obligations, brokers’ retainer fees, consulting fees and finder’s fees.

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

Recently Issued Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. We have adopted FIN 48 as of January 1, 2007.

On September 20, 2006, the FASB released Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“FAS 157”). FAS 157 establishes an authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. The application of FAS 157 is required for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. As of December 31, 2007, management does not believe the adoption of FAS 157 will impact the amounts reported in the financial statements, however, additional disclosures will be required about the inputs used to develop the measurements of fair value.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices.  $197.7 million of the net IPO proceeds (which includes $6.2 million of the proceeds attributable to the underwriters’ deferred discount from the IPO) has been placed in a trust account at JPMorgan Chase Bank, N.A., with the American Stock Transfer & Trust Company as trustee. As of December 31, 2007, the balance of the trust account was $203.3 million. The proceeds held in trust will only be invested in U.S. government securities having a maturity of 180 days or less or in money market funds which invest principally in either short-term securities issued or guaranteed by the United States having the highest rating from a recognized credit rating agency or tax exempt municipal bonds issued by governmental entities located within the United States or otherwise meeting the conditions under Rule 2a-7 under the Investment Company Act.  Thus, we are currently subject to market risk primarily through the effect of changes in interest rates on short-term government securities and other highly rated money-market instruments. We do not believe that the effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices currently pose significant market risk for us.

We have not engaged in any hedging activities since our inception. We do not currently expect to engage in any hedging activities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures, as defined in the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K.  Peter Frank, our Chief Executive Officer and Principal Accounting and Financial Officer as well as a Director, participated in this evaluation. Based upon that evaluation, Mr. Frank concluded that our disclosure controls and procedures were effective as of the end of the period covered by the report.

Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Limitations on the effectiveness of controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives.  Peter Frank, our Chief Executive Officer and Principal Accounting and Financial Officer as well as a Director, concluded that our disclosure controls and procedures are effective at that reasonable assurance level.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Alfred C. Eckert III	60	Chairman of the Board of Directors
Peter R. Frank	60	Chief Executive Officer
Matthew C. Kaufman	37	President
James K. Goodwin	61	Director
Richard A. McKinnon	67	Director

Alfred C. Eckert III, Chairman. Mr. Eckert founded GSC Group in 1999.  Prior to that, he was Chairman and CEO of Greenwich Street Capital Partners which he co-founded in 1994.  Mr. Eckert was previously with Goldman, Sachs & Co. from 1973 to 1991, where he was elected as a Partner in 1984.  Mr. Eckert founded the firm’s Leveraged Buyout Department in 1983 and had senior management responsibility for it until 1991.  He was Chairman of the Commitments and Credit Committees from 1990 to 1991 and co-head of the Merchant Bank from 1989 to 1991.  He was also the Chairman of the Firm’s Investment Committee from its inception in 1986 until 1991.  Mr. Eckert is Vice Chairman of the Kennedy Center Corporate Fund Board.  Mr. Eckert graduated from Northwestern University with a B.S. degree in Engineering and graduated with Highest Distinction as a Baker Scholar from the Harvard Graduate School of Business Administration with a M.B.A. degree.

Peter R. Frank, Chief Executive Officer. Mr. Frank joined GSC Group in 2001 and since 2005 has served as a Senior Operating Executive.  Mr. Frank was appointed Chairman of Atlantic Express, Inc. in 2003 and served as their Chief Restructuring Officer from 2002 to 2003.  Prior to that, Mr. Frank was the CEO of Ten Hoeve Bros., Inc. and was an investment banker at Goldman, Sachs & Co.  He is Chairman of the Board of Atlantic Express Transportation Group, Scovill Fasteners, Inc., Worldtex, Inc., and a director of K-R Automation and North Star Media LLC.  Mr. Frank graduated from the University of Michigan with a B.S.E.E. degree and from the Harvard Graduate School of Business Administration, with a M.B.A. degree.

Matthew C. Kaufman, President. Mr. Kaufman joined GSC Group at its inception in 1999.  Mr. Kaufman currently has day-to-day responsibility for the management of GSC’s portfolio of controlled companies and selected equity investments.  Additionally, he structures and oversees the provision of cross portfolio initiatives and services.  Prior to that, he was with Greenwich Street Capital Partners from 1997 to 1999.  Mr. Kaufman was previously Director of Corporate Finance with NextWave Telecom, Inc.  From 1994 to 1996, Mr. Kaufman was with The Blackstone Group, in the Merchant Banking and Mergers and Acquisitions Department, and from 1993 to 1994 was with Bear Stearns working primarily in the Mergers & Acquisitions department.  Mr. Kaufman is Chairman of the Board of Aeromet Holdings Inc. and a director of Atlantic Express Transportation Group, Burke Industries, Inc., Day International Group, Inc., Dukes Place Holdings Limited, Safety-Kleen Corp., Seaton Insurance Company and Stonewall Insurance Company.  He graduated from the University of Michigan, with a B.B.A. degree and a M.A.C.C. degree.

James K. Goodwin, Director. Mr. Goodwin has served as a member of our Board of Directors since November 2006. Mr. Goodwin is currently a private investor and consultant. He was the Chief Executive Officer of eWayDirect from 2003 to 2006. From 1995 to 1998, he was the President of North American Consumer Products for Fort James Corporation. From 1993 to 1995, Mr. Goodwin was Executive Vice President for Consumer Products for the James River Corporation. Prior to joining James River, Mr. Goodwin spent 23 years with Procter & Gamble holding numerous executive positions before becoming Vice President Corporate Sales. Mr. Goodwin graduated from Kansas University with a B.S. degree.

Richard A. McKinnon, Director. Mr. McKinnon is currently a private investor and consultant. He was President and Chief Executive officer of Amadeus North America from 2000 to 2004. Prior to joining Amadeus, Mr. McKinnon held senior executive positions with various companies in the leisure industry. Mr. McKinnon graduated from the United States Military Academy with a B.S. degree and from Emory University School of Law with a J.D. degree.

Number and Terms of Office of Directors

Our board of directors will be divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Messrs, Goodwin and Kaufman, will expire at our first annual meeting of stockholders following the IPO. The term of office of the second class of directors, consisting of Messrs, Frank and McKinnon, will expire at the second annual meeting of stockholders following the IPO. The term of office of the third class of directors, consisting of Mr. Eckert, will expire at the third annual meeting of stockholders following the IPO.  We will have a majority of independent directors within one year of the date of our listing with the American Stock Exchange

These individuals will play a key role in identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating our initial business combination. However, none of these individuals has been a principal of or affiliated with a blank check company that executed a business plan similar to our business plan and none of these individuals is currently affiliated with any such entity. Nevertheless, we believe that the skills and expertise of these individuals, their collective access to potential target businesses, and their ideas, contacts, and acquisition expertise should enable them to successfully identify and assist us in completing our initial business combination. However, there is no assurance such individuals will, in fact, be successful in doing so.

Although all members of the board of directors will be invited and encouraged to attend annual meetings of security holders, we do not have a policy with respect to such attendance.  We will seek to schedule our annual meeting of stockholders at a time and date to accommodate attendance by members of our board of directors.

Director Independence

Our board of directors has determined that Messrs, Goodwin and McKinnon are “independent directors” as such term is defined in the rules of the American Stock Exchange and Rule 10A-3 of the Exchange Act.

Code of Ethics

We have adopted a code of ethics that applies to our directors, officers and employees. Requests for copies of our code of ethics should be sent in writing to GSC Acquisition Company, 500 Campus Drive, Suite 220, Florham Park, New Jersey 07932.  We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a current report on Form 8-K.

Corporate Governance

Nominating Committee

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated should be actively engaged in business endeavors, have an understanding of financial statements, corporate budgeting and capital structure, be familiar with the requirements of a publicly traded company, be familiar with industries relevant to our business endeavors, be willing to devote significant time to the oversight duties of the board of directors of a public company, and be able to promote a diversity of views based on the person’s education, experience and professional employment. The nominating committee evaluates each individual in the context of the board as a whole, with the objective of recommending a group of persons that can best implement our business plan, perpetuate our business and represent shareholder interests. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Audit Committee

Our audit committee consists of Messrs, Goodwin and McKinnon with Mr. Goodwin serving as chair. We will have an audit committee composed of three independent directors within one year of the date of our listing with the American Stock Exchange. As required by the rules of the American Stock Exchange, each of the members of our audit committee is able to read and understand fundamental financial statements, and we consider Mr. Goodwin to qualify as an “audit committee financial expert” and as “financially sophisticated” as defined under SEC and American Stock Exchange rules, respectively. The responsibilities of our audit committee will include:

•	meeting with our management periodically to consider the adequacy of our internal control over financial reporting and the objectivity of our financial reporting;

•
appointing the independent registered public accounting firm, determining the compensation of the independent registered public accounting firm and pre-approving the engagement of the independent registered public accounting firm for audit and non-audit services;

•
overseeing the independent registered public accounting firm, including reviewing independence and quality control procedures and experience and qualifications of audit personnel that are providing us audit services;

•
meeting with the independent registered public accounting firm and reviewing the scope and significant findings of the audits performed by them, and meeting with management and internal financial personnel regarding these matters;

•
reviewing our financing plans, the adequacy and sufficiency of our financial and accounting controls, practices and procedures, the activities and recommendations of the auditors and our reporting policies and practices, and reporting recommendations to our full board of directors for approval;

•
establishing procedures for the receipt, retention and treatment of complaints regarding internal accounting controls or auditing matters and the confidential, anonymous submissions by employees of concerns regarding questionable accounting or auditing matters;

•	preparing the report required by the rules of the SEC to be included in our annual proxy statement;

•
monitoring compliance on a quarterly basis with the terms of our IPO and amended and restated certificate of incorporation and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing such noncompliance with such terms; and

•
reviewing and approving all payments made to our officers, directors and affiliates, including GSC Group, other than the payment of an aggregate of $7,500 per month to GSCP (NJ) Holdings, L.P. for office space, secretarial and administrative services. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

ITEM 11.  EXECUTIVE COMPENSATION

None of our executive officers or directors has received any compensation for service rendered. After our initial business combination, our executive officers and directors who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely, however, that the amount of such compensation will be known at the time of a stockholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Since our formation, we have not granted any stock options or stock appreciation rights or any awards under long-term incentive plans.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 13, 2008 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Common Stock
Mr. Eckert	–	–
Mr. Frank	–	–
Mr. Kaufman	–	–
Mr. Goodwin	22,500	*
Mr. McKinnon	22,500	*
GSC Secondary Interest Fund, LLC	4,455,000(2)	17.7%
Fir Tree Inc. (3)	2,500,000(4)	9.9%
Azimuth Opportunity, Ltd. (5)	2,267,400(6)	9.0%
HBK Investments L.P. (7)	2,192,800(8)	8.7%
Millennium Management LLC (9)	1,821,900(10)	7.2%
QVT Financial LP (11)	1,284,025(12)	5.1%
All executive officers and directors as a group (5 individuals)	45,000	0.2%

*	Less than 1%
(1)	Unless otherwise indicated, the business address of each of the individuals is 500 Campus Drive, Suite 220, Florham Park, New Jersey 07932.
(2)	Represents shares of common stock held by GSC Secondary Interest Fund, LLC. The foregoing information was derived from a Schedule 13G filed with the SEC on December 31, 2007.
(3)	The business address of Fir Tree Inc. is 505 Fifth Avenue 23rd Floor New York, New York 10017
(4)
Represents (i) 2,051,950 shares of common stock held by Sapling, LLC and (ii) 448,050 shares of common stock held by Fir Tree Recovery Master Fund, L.P. Fir Tree, Inc. is the investment manager of both entities. The foregoing information was derived from a Schedule 13G filed with the SEC on July 9, 2007.

(5)	The business address of Azimuth Opportunity, Ltd. is c/o Ogier Qwomar Complex, 4th Floor P.O. Box 3170 Road Town, Tortola British Virgin Islands
(6)	Represents shares of common stock held by Azimuth Opportunity, Ltd. The foregoing information was derived from a Schedule 13G/A filed with the SEC on December 11, 2007.
(7)	The business address of HBK Investments L.P. is 300 Crescent Court, Suite 700, Dallas, Texas 75201
(8)	Represents shares of common stock held by HBK Investments L.P. The foregoing information was derived from a Schedule 13G/A filed with the SEC on December 31, 2007.
(9)	The business address of Millennium Management LLC is 666 Fifth Avenue New York, New York 10103

(10)
Represents (i) 1,606,900 shares of common stock held by Millenco LLC and (ii) 215,000 shares of common stock held by Millennium Partners, L.P. Millennium Management LLC is the investment manager of both entities. The foregoing information was derived from a Schedule 13G/A filed with the SEC on December 31, 2007.

(11)	The business address of QVT Financial LP is 1177 Avenue of the Americas, 9th Floor New York, New York 10036
(12)	Represents shares of common stock held by QVT Financial LP. The foregoing information was derived from a Schedule 13G/A filed with the SEC on February 13, 2008.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On November 7, 2006, in connection with our formation, our Founding Stockholder purchased 4,500,000 Initial Founder’s Shares (after giving effect to a recapitalization and stock dividend referred to below) for a purchase price of $25,000 and entered into an agreement with us, as amended on May 29, 2007, to purchase 4,000,000 warrants at a price of $1.00 per warrant, prior to the consummation of the IPO. A total of 67,500 (after giving effect to the recapitalization and stock dividend) of the 4,500,000 Initial Founder’s Shares were subsequently sold by our Founding Stockholder to certain of our directors, including Messrs. Goodwin and McKinnon, in private transactions. Pursuant to the terms of the purchase agreements for such private transactions, GSC Secondary Interest Fund, LLC may repurchase the Initial Founder’s Shares owned by Messrs. Goodwin and McKinnon in the event of their resignation or removal for cause from the Company’s board of directors. The information above and throughout this section has been adjusted to reflect (i) a recapitalization that was effected on May 29, 2007, in which we acquired (for retirement) 1,692,968 of our outstanding shares of common stock from our Founding Stockholder and a total of 25,782 of our outstanding shares of common stock from certain of our directors, including Messrs. Goodwin and McKinnon, in each case for nominal consideration of $1.00 and (ii) a 1-for-5 stock dividend that was effected on June 25, 2007 for holders of record as of June 24, 2007. This recapitalization and stock dividend were effected to ensure that the shares included in the units sold to the public in the IPO represented approximately 80% of our outstanding share capital following the IPO. The Initial Founder’s Shares are identical to the shares included in the units sold in the IPO, except that our Founding Stockholder and each transferee has agreed (i) in connection with the stockholder vote required to approve our initial Business Combination, to vote the Initial Founder’s Shares in accordance with the majority of the shares of common stock voted by the Public Stockholders, and (ii) to waive their right to participate in any liquidation distribution with respect to the Initial Founder’s Shares if we fail to consummate our initial Business Combination. The Initial Founder’s Warrants are identical to the warrants sold in the IPO, except that they will be non-redeemable so long as they are held by our Founding Stockholder or its permitted transferees and the shares of common stock issued upon exercise of such Initial Founder’s Warrants by our Founding Stockholder or its permitted transferees will not be registered under the Securities Act. However our Founding Stockholder and its permitted transferees will have the right to demand registration of the resale of such shares.

Our Founding Stockholder and Messrs. Goodwin and McKinnon have agreed not to sell or transfer the Initial Founder’s Shares until June 29, 2010 and not to sell or transfer the Initial Founder’s Warrants until after we complete our initial Business Combination, except in each case to permitted transferees who agree to be subject to the same transfer restrictions and vote in accordance with the majority of shares of common stock voted by the Public Stockholders in connection with our initial Business Combination. We refer to these agreements with our Founding Stockholder and Messrs. Goodwin and McKinnon and their permitted transferees as a “lock-up agreement.”  The permitted transferees under the lock-up agreements are our officers, directors and employees, and other persons or entities associated with GSC Group.  During the lock-up period, our Founding Stockholder and Messrs. Goodwin and McKinnon and any permitted transferees to whom they transfer shares of common stock will retain all other rights of holders of our common stock, including, without limitation, the right to vote their shares of common stock (except that our Founding Stockholder and Messrs. Goodwin and McKinnon have agreed to vote the Initial Founder’s Shares in accordance with the majority of the shares of common stock voted by our Public Stockholders in connection with the vote on any initial business combination) and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be subject to the lock-up agreement. If we are unable to effect our initial Business Combination and liquidate, our Founding Stockholder and Messrs. Goodwin and McKinnon have waived the right to receive any portion of the liquidation proceeds with respect to the Initial Founder’s Shares. Any permitted transferees to whom the Initial Founder’s Shares are transferred will also agree to waive that right.

We entered into a registration rights agreement with holders of the Initial Founder’s Shares, the Initial Founder’s Warrants and the shares of common stock underlying the Initial Founder’s Warrants granting them the right to demand that we register the resale of the Initial Founder’s Shares, the Initial Founder’s Warrants and the shares of common stock underlying the Initial Founder’s Warrants, with respect to the Initial Founder’s Shares, at any time after the date on which they are no longer subject to transfer restrictions, and with respect to all of the warrants and the underlying shares of common stock, after the relevant warrants become exercisable by their terms. We will bear the expenses incurred in connection with the filing of any such registration statements.

GSCP (NJ) Holdings, L.P., made advances on our behalf used to pay a portion of the expenses of the IPO and our organization. These advances were non-interest bearing and unsecured and were repaid at the time of the consummation of the IPO.

We have agreed to pay GSCP (NJ) Holdings, L.P., an affiliate of our Founding Stockholder a monthly fee of $7,500 for office space and administrative services, including secretarial support. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated third party.

We will reimburse our officers, directors and affiliates, including GSC Group and its employees, for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. Subject to availability of proceeds not placed in the trust account and interest income of up to $2.4 million on the balance in the trust account, there is no limit on the amount of out-of-pocket expenses that could be incurred. Our audit committee will review and approve all payments made to our officers, directors and affiliates, including GSC Group, other than the payment of an aggregate of $7,500 per month to GSCP (NJ) Holdings, L.P. for office space, secretarial and administrative services, and any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval. To the extent such out-of-pocket expenses exceed the available proceeds not deposited in the trust account and interest income of up to $2.4 million on the balance in the trust account, such out-of-pocket expenses would not be reimbursed by us unless we consummate an initial business combination.

Although GSC Group, Inc. (“GSCG”) and Mr. Eckert, our Chairman, have entered into non-compete agreements with us providing that until the earlier of our initial business combination or our liquidation, neither GSCG nor Mr. Eckert will become affiliated with any other blank check company, the other members of our management team may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those we intend to conduct. Members of our management team may become aware of business opportunities that may be appropriate for presentation to us as well as the other entities with which they are or may be affiliated. While we have entered into a business opportunity right of first review agreement with GSCG which provides that from the date of the prospectus relating to our IPO until the earlier of the consummation of our initial business combination or our liquidation in the event we do not consummate an initial business combination, we will have a right of first review with respect to business combination opportunities of GSC Group with an enterprise value of $150 million or more that GSC Group first becomes aware of after the date of the prospectus relating to our IPO (other than any investment opportunities in respect of companies in bankruptcy, or financially or operationally distressed companies; companies targeted for acquisition by any company in which an investment vehicle managed by GSC Group has an equity investment; and any entity in which any of our officers, directors or GSC Group or its affiliates has a financial interest), due to those existing and future affiliations, members of our management team may have fiduciary obligations to present potential business opportunities to those entities prior to presenting them to us which could cause conflicts of interest. Accordingly, members of our management team and our directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Other than reimbursable out-of-pocket expenses payable to our officers and directors and GSC Group and an aggregate of $7,500 per month paid to GSCP (NJ) Holdings, L.P. for office space, secretarial and administrative services, no compensation or fees of any kind, including finder’s and consulting fees, will be paid to any of our officers or directors or their affiliates.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of Ernst & Young LLP acts as our independent registered public accounting firm. The following is a summary of fees paid to Ernst & Young LLP for services rendered.

Audit Fees

During the fiscal year ended December 31, 2007, audit fees for our independent registered public accounting firm were $74,700.

During the period from October 26, 2006 (inception) to December 31, 2007, fees for our independent registered public accounting firm were $35,820 for the services they performed in connection with our initial public offering, including the financial statements included in the Form 8-K filed with the Securities and Exchange Commission on June 29, 2007.

Tax Fees

During 2007, our independent registered public accounting firm rendered services to us for tax compliance, tax advice and tax planning in the amount of $15,000.

Audit Committee Approval

The audit committee is responsible for appointing, setting compensation, and overseeing the work of the independent auditor.  In recognition of this responsibility, the audit committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as part of this Annual Report on Form 10-K.

(1)  Consolidated Financial Statements

Reference is made to the Index to consolidated financial statements of the Company under Item 8 of Part II.

(2)  Financial Statement Schedule

All other schedules are omitted because they are not applicable or the amounts are immaterial or the required information is presented in the financial statements and the notes thereto in Item 8 above.

(3)  Exhibits

EXHIBIT INDEX

Exhibit Number	Description
1.1*	Form of Underwriting Agreement
3.1**	Certificate of Amended and Restated Certificate of Incorporation
3.2*	Form of Bylaws
4.1*	Specimen Unit Certificate
4.2*	Specimen Common Stock Certificate
4.3*	Form of Warrant Agreement between the Company and American Stock Transfer & Trust Company
4.4*	Form of Warrant Certificate
10.1*	Form of Letter Agreement among the Company and GSC Secondary Interest Fund, LLC
10.2*	Form of Letter Agreement between the Company and each of the directors and officers of the Company
10.3*	Initial Founder’s Securities Purchase Agreement, dated as of November 7, 2006, between the Company and GSC Secondary Interest Fund, LLC
10.4*	Form of Registration Rights Agreement between the Company, certain directors of the Company and GSC Secondary Interest Fund, LLC
10.5*	Form of Indemnity Agreement between the Company and each of its directors and officers
10.6**	Investment Management Trust Agreement by and between the Registrant and American Stock Transfer & Trust Company
10.7*	Amended Form of Right of First Review Agreement between the Company and GSC Group, Inc.
10.8*	Initial Founder’s Securities Purchase Agreement, dated as of December 21, 2006, between the Company, GSC Secondary Interest Fund, LLC, James K. Goodwin and Edward A. Mueller
10.9*	Initial Founder’s Securities Purchase Agreement, dated as of December 21, 2006, between the Company, GSC Secondary Interest Fund, LLC and Richard A. McKinnon
10.10*	Repurchase Agreement and Amendment to Initial Founder’s Securities Purchase Agreement, dated as of May 29, 2007, between the Company and GSC Secondary Interest Fund, LLC
10.11*	Repurchase Agreement, dated as of May 29, 2007, between the Company, James K. Goodwin, Richard A. McKinnon and Edward A. Mueller

Exhibit Number	Description
14*	Form of Code of Conduct and Ethics
21.1	List of Subsidiaries of the Registrant
31.1
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-138832), which was declared effective on June 25, 2007.

**	Incorporated by reference to the Registrant’s current report on Form 8-K filed on July 2, 2007.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of GSC Acquisition Company:

We have audited the accompanying balance sheet of GSC Acquisition Company (a development stage company) (the “Company”) as of December 31, 2006 and  2007, the related statements of operations and cash flows for the period from October 26, 2006 (date of inception) to December 31, 2006, the year ended December 31, 2007 and for the period from October 26, 2006 (date of inception) to December 31, 2007 and the statement of Stockholders’ equity for the period from October 26, 2006 (date of inception) to December 31, 2006 and for the year ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GSC Acquisition Company at December 31, 2006 and 2007, the results of its operations and its cash flows for the period from October 26, 2006 to December 31, 2006, the year ended December 31, 2007 and for the period from October 26, 2006 to December 31, 2007 and the statement of Stockholders’ equity for the period from October 26, 2006 to December 31, 2006 and for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

New York, NY

March 14, 2008

GSC ACQUISITION COMPANY
 (a development stage company)

BALANCE SHEET

ASSETS

	December 31, 2007	December 31, 2006
Cash and cash equivalents	$852,852	$24,918
Cash and cash equivalents held in trust	203,276,868	—
Prepaid expense	99,568	—
Account receivable	3,448	—
Deferred tax asset	23,376	—
Deferred offering costs	—	190,122

Total assets	$204,256,112	$215,040

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Accrued expenses	$26,650	$105,000
Income tax payable	283,296	—
Due to affiliate	69,539	75,496
Accrued offering costs	—	147,963
Deferred underwriting discount	6,210,000	—
Total liabilities	6,589,485	328,459
Common stock, subject to possible conversion, 4,139,999 shares at $9.74 per share	40,338,990	—
Dividend income attributable to common stock subject to possible conversion (net of income taxes of $335,761 at December 31, 2007)	498,013	—

Stockholders’ equity (1)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 25,200,000 and 6,562,500 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively	25,200	6,563
Additional paid-in capital	155,123,815	18,437
Retained earnings	1,680,609	(138,419)
Total stockholders’ equity	156,829,624	(113,419)

Total liabilities and stockholders’ equity	$204,256,112	$215,040

(1) – Share amounts have been retroactively restated from the date of inception to reflect the effect of a stock dividend of one share for each five outstanding shares of common stock (see note 6).

See accompanying notes.

GSC ACQUISITION COMPANY
(a development stage company)

STATEMENT OF OPERATIONS

For the Year Ended December 31, 2007
And for the Period from October 26, 2006 (date of inception) to December 31, 2006
And for the Period from October 26, 2006 (date of inception) to December 31, 2007

	For the year ended December 31, 2007	For the period from October 26, 2006 (date of inception) to December 31, 2006	For the period from October 26, 2006 (date of inception) to December 31, 2007
Formation and general expenses	$349,252	$138,419	$487,671
Administrative fee	45,000	—	45,000
Total Expenses	(394,252)	(138,419)	(532,671)
Operating loss	(394,252)	(138,419)	(532,671)
Dividend income	4,188,213	—	4,188,213
Income (loss) before provision for income taxes	3,793,961	(138,419)	3,655,542
Provision for income taxes	1,476,920	—	1,476,920
Net income (loss)	$2,317,041	$(138,419)	$2,178,622

Less: Dividend income attributable to common stock subject to possible conversion (net of income taxes of $335,761 at December 31, 2007)	(498,013)	—	(498,013)
Pro forma net income (loss) attributable to common stock not subject to possible conversion	$1,819,028	$(138,419)	$1,680,609

Net income per share (1):
Basic	$0.15	$(0.02)	$0.15
Diluted	$0.11	$(0.02)	$0.11
Weighted average shares outstanding (1):
Basic	15,776,446	6,562,500	14,583,273
Diluted	20,340,577	6,562,500	19,147,404

(1) – Share amounts have been retroactively restated from the date of inception to reflect the effect of a stock dividend of one share for each five outstanding shares of common stock (see note 6).

See accompanying notes.

GSC ACQUISITION COMPANY
(a development stage company)

STATEMENT OF STOCKHOLDERS’ EQUITY

For the Year Ended December 31, 2007
And for the Period from October 26, 2006 (date of inception) to December 31, 2006

	Common Stock (1)		Additional Paid-in	Earnings Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity
Common shares issued	6,562,500	$6,563	$18,437	$—	$25,000
Net loss	—	—	—	(138,419)	(138,419)
Balances, at December 31, 2006	6,562,500	6,563	18,437	(138,419)	(113,419)

Common stock repurchased from founding stockholder and directors for $4.00	(2,062,500)	(2,063)	2,059	—	(4)
Sale of 20,700,000 units, net of underwriting discounts and offering costs	20,700,000	20,700	191,442,309	—	191,463,009
Net proceeds subject to possible conversion of 4,139,999 shares	—	—	(40,338,990)	—	(40,338,990)
Proceeds from sale of warrants to founding stockholder	—	—	4,000,000	—	4,000,000
Accretion of trust account relating to common stock subject to conversion, net of tax	—	—	—	(498,013)	(498,013)
Net income	—	—	—	2,317,041	2,317,041
Balances, at December 31, 2007	25,200,000	$25,200	$155,123,815	$1,680,609	$156,829,624

(1) – Share amounts have been retroactively restated from the date of inception to reflect the effect of a stock dividend of one share for each five outstanding shares of common stock (see note 6).

See accompanying notes.

GSC ACQUISITION COMPANY
(a development stage company)

STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2007
And for the Period from October 26, 2006 (date of inception) to December 31, 2006
And for the Period from October 26, 2006 (date of inception) to December 31, 2007

Cash flows from operating activities	For the year ended December 31, 2007	For the period from October 26, 2006 (date of inception) to December 31, 2006	For the period from October 26, 2006 (date of inception) to December 31, 2007
Net income (loss)	$2,317,041	$(138,419)	$2,178,622
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Change in operating assets and liabilities:
Deferred offering costs	190,122	(190,122)	—
Deferred tax asset	(23,376)	—	(23,376)
Prepaid expense	(99,568)	—	(99,568)
Account receivable	(3,448)	—	(3,448)
Income tax payable	283,296	—	283,296
Administrative fee payable	22,500	—	22,500
Accrued expenses	(78,350)	105,000	26,650
Accrued offering costs	(147,963)	147,963	—
Due to affiliate	(28,457)	75,496	47,039
Net cash and cash equivalents provided by (used in) operating activities	2,431,797	(82)	2,431,715

Cash flows from investing activities
Cash deposited in trust account	(201,695,000)	—	(201,695,000)
Cash withdrawn from trust account	2,587,000	—	2,587,000
Dividends reinvested in trust account	(4,168,868)	—	(4,168,868)
Net cash and cash equivalents used in investing activities	(203,276,868)	—	(203,276,868)

Cash flows from financing activities
Gross proceeds from initial public offering	207,000,000	—	207,000,000
Proceeds from sale of common stock to founding stockholder	—	25,000	25,000
Proceeds from sale of warrants	4,000,000	—	4,000,000
Repurchase of common stock	(4)	—	(4)
Payment of underwriter’s discount and offering expenses	(9,326,991)	—	(9,326,991)
Net cash and cash equivalents provided by financing activities	201,673,005	25,000	201,698,005

Net increase in cash	827,934	24,918	852,852
Cash and cash equivalents, beginning of period	24,918	—	―
Cash and cash equivalents, end of period	$852,852	$24,918	$852,852

Supplement disclosure
Common stock, subject to possible conversion, 4,139,999 shares at $9.74 per share	$40,338,990	—	$40,338,990
Dividend income attributable to common stock subject to possible conversion (net of income taxes of $335,761 at December 31, 2007)	$498,013	—	$498,013

See accompanying notes.

GSC ACQUISITION COMPANY
(a development stage company)

Notes to Financial Statements

Note 1 — Organization and Nature of Business Operations

GSC ACQUISITION COMPANY (a development stage company) (the “Company”) was incorporated in Delaware on October 26, 2006. The Company was formed to acquire through merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination, one or more currently unidentified businesses or assets. The Company has neither engaged in any operations nor generated any revenue from operations to date. All activity through December 31, 2007 relates to the formation of the Company, its initial public offering and efforts to identify prospective target businesses described below and in Note 3. The Company will not generate any operating revenues until after completion of its initial business combination. The Company generates non-operating income in the form of dividend income on cash and cash equivalents.  The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting By Development Stage Enterprises,” and is subject to the risks associated with activities of development stage companies. The Company has selected December 31st as its fiscal year end.

The registration statement for the Company’s initial public offering (“IPO”) was declared effective June 25, 2007. The Company consummated the IPO on June 29, 2007 and recorded proceeds of approximately $191.5 million net of the underwriters’ discount and commission of $14.5 million and offering costs of $1.0 million.

A total of $201.7 million, including $191.5 million of the net proceeds from the IPO, $4.0 million from the sale of warrants to the founding stockholder (see Note 4) and $6.2 million of deferred underwriting discounts and commissions, has been placed in a trust account at JPMorgan Chase Bank, N.A., with the American Stock Transfer & Trust Company serving as trustee.  Except for a portion of the interest income permitted to be released to the Company, the proceeds held in trust will not be released from the trust account until the earlier of the completion of the Company’s initial business combination or the liquidation of the Company.  Under the terms of the investment management trust agreement, up to a total of $2.4 million of interest income (net of taxes payable) may be released to the Company, subject to availability.  For the period from inception to December 31, 2007, approximately $1.4 million was released to the Company in accordance with these terms.  As of December 31, 2007, the balance in the trust account was $203.3 million.

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

GSC ACQUISITION COMPANY
(a development stage company)

Notes to Financial Statements — (Continued)

Note 1 — Organization and Nature of Business Operations (continued)

The Company will seek stockholder approval before it will effect any Business Combination, even if the Business Combination would not ordinarily require stockholder approval under applicable state law.  In connection with the stockholder vote required to approve any Business Combination, the Company’s first stockholder (the “founding stockholder”) and its two directors have agreed to vote the shares of common stock they owned immediately before this IPO in accordance with the majority of the shares of common stock voted by the Public Stockholders. “Public Stockholders” is defined as the holders of common stock sold as part of the Units in the IPO or in the aftermarket. The Company will proceed with a Business Combination only if a majority of the shares of common stock voted by the Public Stockholders are voted in favor of the Business Combination and Public Stockholders holding not more than 20% of the shares (minus one share) sold in the IPO vote against the business combination and exercise their conversion rights. If a majority of the shares of common stock voted by the Public Stockholders are not voted in favor of a proposed initial Business Combination so long as such combination is approved by public stockholders prior to June 25, 2009, the Company may combine with a different Target Business meeting the fair market value criterion described above.

If a Business Combination is approved and completed, any Public Stockholder voting against the Business Combination will be entitled to convert their stock into a pro rata share of the aggregate amount then on deposit in the trust account, before payment of deferred underwriting discounts and commissions and including any interest earned on their pro rata portion of the trust account, net of income taxes payable by the Company thereon, and net of any interest income of up to $2.4 million on the balance of the trust account previously released to the Company to fund its working capital requirements. Public Stockholders who convert their stock into their share of the trust account will continue to have the right to exercise any Warrants they may hold.  As of December 31, 2007, 4,139,999 shares of common stock may be subject to conversion for cash payments of approximately $9.74 per share totaling $40.3 million.

During the period from July 1, 2007 to December 31, 2007, the Company earned enough interest to begin accreting interest income to the common stock subject to possible conversion.  Accordingly, the Company accreted approximately $0.5 million of interest, net of $0.3 million of income taxes as of December 31, 2007.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principals.  The significant accounting policies followed in the preparation of the accompanying financial statements are as follows:

GSC ACQUISITION COMPANY
(a development stage company)

Notes to Financial Statements — (Continued)

Note 2 — Summary of Significant Accounting Policies (continued)

Cash and cash equivalents:
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Cash and cash equivalents held in trust:
A total of $201.7 million has been placed in a trust account at JPMorgan Chase Bank, N.A., with the American Stock Transfer & Trust Company serving as trustee.  The trust proceeds are invested in the JPMorgan 100% U.S. Treasury Securities Money Market Fund.  The money market fund invests in direct short-term obligations of the U.S. Treasury.  As of December 31, 2007, the balance in the trust account was $203.3 million.

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

The Company agreed to pay the underwriters in the IPO an underwriter discount of 7.0% of the gross proceeds of the IPO.  However, the Underwriters have agreed that a portion of the underwriter discount equal to 3.0% of the gross proceeds will not be payable unless and until the Company completes a Business Combination and have waived their right to receive such payment upon the Company’s liquidation if it is unable to complete a Business Combination.  As of December 31, 2007, such amount is $6.2 million which is included as deferred underwriting discount on the balance sheet.

Note 4 — Related Party Transactions

On November 7, 2006, the founding stockholder purchased 5,468,750 shares of the Company’s common stock (“Initial Founder’s Shares”) for an aggregate purchase of $25,000. Subsequent to the purchase of the Initial Founder’s Shares, our founding stockholder sold an aggregate of 82,032 of the Initial Founder’s Shares to three of our directors. The Initial Founder’s Shares are identical to those included in the Units except that our founding stockholder and each transferee has agreed 1) that in connection with the stockholder vote required to approve the Company’s initial Business Combination, to vote the Initial Founder’s Shares in accordance with a majority of the shares of common stock voted by the Public Stockholders and 2) to waive its right to participate in any liquidation distribution with respect to the Initial Founder’s Shares if a Business Combination is not consummated by June 25, 2009.

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

Due to affiliate consists of $47,039 due to GSCP (NJ) Holdings, L.P. for payment of expenses incurred in connection with the Company’s efforts to identify prospective target businesses for the year ended December 31, 2007.

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

On June 25, 2007 the Board of Directors declared a stock dividend to stockholders of record on June 24, 2007.  The stock dividend was paid on June 29, 2007.  One share of Common stock was issued for each five outstanding shares of Common Stock.  All references in the accompanying financial statements as of December 31, 2006 and for the period from October 26, 2006 (date of inception) to December 31, 2007 to the number of shares of common stock have been retroactively restated to reflect this transaction.

These transactions were effected to ensure that the shares included in the Units sold in the IPO represented approximately 80% of the Company’s outstanding share capital.

Note 7 — Provision for Income Taxes

The Company is subject to U.S. Federal, state and local income and capital taxes. The components of the Company’s income tax provision by taxing jurisdiction for the year ended December 31, 2007 are as follows:

Current
Federal	$1,146,541
State & Local	353,755
Current provision (benefit) for income taxes	$1,500,296
Deferred
Federal	$(23,376)
State & Local	—
Deferred provision (benefit) for income taxes	$(23,376)

Total provision (benefit) for income taxes	$1,476,920

GSC ACQUISITION COMPANY
(a development stage company)

Notes to Financial Statements — (Continued)

Note 7 — Provision for Income Taxes (continued)

The Company’s effective tax rate of 38.92% differs from the federal statutory rate of 34.0% mainly due to certain differences including state and local taxes based on capital and amortization of organizational costs.

The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate:

U.S. Federal Statutory Rate	34.00%
Increase (decrease) resulting from:
State and Local Income Taxes, net of Federal Benefits	6.56%

Meals and Entertainment	0.01%
Others	(1.65%	)

Effective Tax Rate	38.92%

FASB Statement No. 10 (“FAS 109”), “Accounting for Income Taxes” prescribes an asset and liability approach to accounting for income taxes that requires the recognition of deferred tax assets and deferred tax liabilities for the expected future tax consequences of events that have been recognized in different periods for income tax purposes than for financial statement reporting purposes.  Deferred taxes reflect the temporary differences between the tax basis and financial statement carrying value of assets and liabilities. Provisions for deferred taxes are made in recognition of these temporary differences in accordance with the provisions of FAS 109.

The Company has a net deferred tax asset of $23,376 million at December 31, 2007 related to book/tax differences with respect to amortization of organizational costs.  Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize a future benefit with respect to the deferred tax asset.

The Company has a state deferred tax asset of $11,492 related to book/tax differences with respect to amortization of organizational costs.  As the Company is currently subject to and expects to continue to be subject to taxes based on capital as opposed to income, it does not expect to be able to utilize this asset.  Accordingly a full valuation allowance of $11,492 has been recorded against the state deferred tax asset.

Note 8 — Recent Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. The Company adopted FIN 48 as of January 1, 2007.

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

GSC ACQUISITION COMPANY
(a development stage company)

Notes to Financial Statements — (Continued)

Note 8 — Recent Accounting Pronouncements (continued)

The application of FAS 157 is required for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. As of December 31, 2007, management does not believe the adoption of FAS 157 will impact the amounts reported in the financial statements, however, additional disclosures will be required about the inputs used to develop the measurements of fair value.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 19th day of March 2008.

GSC ACQUISITION COMPANY

By:	/s/ Peter R. Frank
	Name:	Peter R. Frank
	Title:	Chief Executive Officer and Principal Accounting and Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Alfred C. Eckert III	Chairman of the Board of Directors	March 19, 2008
Alfred C. Eckert III

/s/ Peter R. Frank	Chief Executive Officer, Principal Accounting and Financial Officer and Director	March 19, 2008
Peter R. Frank

/s/ Matthew C. Kaufman	President and Director	March 19, 2008
Matthew C. Kaufman

/s/ James K. Goodwin	Director	March 19, 2008
James K. Goodwin