Form 10-Q
period 2008-03-31
GSC Acquisition Co
filed 2008-05-09
CIK 1381117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	001-33553

GSC Acquisition Company

(Exact name of Registrant as specified in its charter)

Delaware	20-5779392
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

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

☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer

     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).      ☑ Yes ☐ No

     As of May 8, 2008, 25,200,000 shares of common stock were issued and outstanding.

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

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements.
GSC ACQUISITION COMPANY
 (a development stage company)

UNAUDITED CONDENSED BALANCE SHEET

ASSETS

	March 31, 2008	December 31, 2007
Cash and cash equivalents	$735,108	$852,852
Cash and cash equivalents held in trust	204,199,842	203,276,868
Prepaid expense	49,784	99,568
Account receivable	2,076	3,448
Deferred tax asset	22,951	23,376

Total assets	$205,009,761	$204,256,112

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Accrued expenses	$35,466	$26,650
Income tax payable	366,358	283,296
Due to affiliate	87,013	69,539
Deferred underwriting discount	6,210,000	6,210,000
Total liabilities	6,698,837	6,589,485
Common stock, subject to possible conversion, 4,139,999 shares at $9.74 at March 31, 2008 and December 31, 2007	40,338,990	40,338,990
Dividend income attributable to common stock subject to possible conversion (net of income taxes of $487,452 and $335,761 respectively)	616,161	498,013

Stockholders’ equity (1)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	―	―
Common stock, $0.001 par value, 200,000,000 shares authorized; 25,200,000 and 6,562,500 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	25,200	25,200
Additional paid-in capital	155,123,815	155,123,815
Retained earnings	2,206,758	1,680,609
Total stockholders’ equity	157,355,773	156,829,624

Total liabilities and stockholders’ equity	$205,009,761	$204,256,112
(1) – Share amounts have been retroactively restated from the date of inception to reflect the effect of a stock dividend of one share for each five outstanding shares of common stock (see note 6).

See accompanying notes.

GSC ACQUISITION COMPANY
(a development stage company)

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

For the period from January 1, 2008 to March 31, 2008
And for the period from October 26, 2006 (date of inception) to March 31, 2008

	For the period from January 1, 2008 to March 31, 2008	For the period from October 26, 2006 (date of inception) to March 31, 2008
Formation and general expenses	$180,292	$667,963
Administrative fee	22,500	67,500
Operating loss	(202,792)	(735,463)
Dividend income	1,356,800	5,545,013
Income before provision for taxes	1,154,008	4,809,550
Provision for income taxes	509,711	1,986,631
Net income	$644,297	$2,822,919

Less: Dividend income attributable to common stock subject to possible conversion (net of income taxes of $151,691 and $487,452 respectively)	(118,148)	(616,161)
Pro forma net income attributable to common stock not subject to possible conversion	$526,149	$2,206,758

Net income per share (1):
Basic	0.03	0.17
Diluted	0.02	0.13
Weighted average shares outstanding (1):
Basic	25,200,000	16,536,252
Diluted	29,838,841	21,135,886

 (1) – Share amounts have been retroactively restated from the date of inception to reflect the effect of a stock dividend of one share for each five outstanding shares of common stock (see note 6).

See accompanying notes.

GSC ACQUISITION COMPANY
(a development stage company)

UNAUDITED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

For the period ended March 31, 2008
And for the year ended December 31, 2007
And for the period from October 26, 2006 (date of inception) to December 31, 2006

	Common Stock (1)		Additional Paid-in	Earnings Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity
Common shares issued	6,562,500	$6,563	$18,437	$—	$25,000
Net loss	—	—	—	(138,419)	(138,419)
Balances, at December 31, 2006	6,562,500	6,563	18,437	(138,419)	(113,419)

Common stock repurchased from Founding Stockholder and directors for $4.00	(2,062,500)	(2,063)	2,059	—	(4)
Sale of 20,700,000 units, net of underwriting discounts and offering costs	20,700,000	20,700	191,442,309	—	191,463,009
Net proceeds subject to possible conversion of 4,139,999 shares	—	—	(40,338,990)	—	(40,338,990)
Proceeds from sale of warrants to Founding Stockholder	—	—	4,000,000	—	4,000,000
Accretion of trust account relating to common stock subject to conversion	—	—	—	(498,013)	(498,013)
Net income	—	—	—	2,317,041	2,317,041
Balances, at December 31, 2007	25,200,000	25,200	155,123,815	1,680,609	156,829,624

Accretion of trust account relating to common stock subject to conversion	—	—	—	(118,148)	(118,148)
Net income	—	—	—	644,297	644,297
Balances, at March 31, 2008	25,200,000	$25,200	$155,123,815	$2,206,758	$157,355,773

(1) – Share amounts have been retroactively restated from the date of inception to reflect the effect of a stock dividend of one share for each five outstanding shares of common stock (see note 6).

See accompanying notes.

GSC ACQUISITION COMPANY
(a development stage company)

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the period from January 1, 2008 to March 31, 2008
And for the period from October 26, 2006 (date of inception) to March 31, 2008

Cash flows from operating activities	For the period from January 1, 2008 to March 31, 2008	For the period from October 26, 2006 (date of inception) to March 31, 2008
Net income	$644,297	$2,822,919
Adjustments to reconcile net income to net cash provided by operating activities:
Change in operating assets and liabilities:
Deferred tax asset	425	(22,951)
Prepaid expense	49,784	(49,784)
Account receivable	1,372	(2,076)
Income tax payable	83,062	366,358
Administrative fee payable	(7,500)	15,000
Accrued expenses	8,816	35,466
Due to affiliate	24,974	72,013
Net cash provided by operating activities	805,230	3,236,945

Cash flows from investing activities
Cash deposited in trust account	—	(201,695,000)
Cash withdrawn from trust account	426,224	3,013,224
Dividends reinvested in trust account	(1,349,198)	(5,518,066)
Net cash used in investing activities	(922,974)	(204,199,842)

Cash flows from financing activities
Gross proceeds from initial public offering	—	207,000,000
Proceeds from sale of common stock to founding stockholder	—	25,000
Proceeds from sale of warrants	—	4,000,000
Repurchase of common stock	—	(4)
Payment of underwriter’s discount and offering expenses	—	(9,326,991)
Net cash provided by financing activities	—	201,698,005

Net (decrease) increase in cash	(117,744)	735,108
Cash, beginning of period	852,852	―
Cash, end of period	$735,108	$735,108

Supplemental disclosure
Common stock, subject to possible conversion, 4,139,999 shares at $9.74 per share	$—	$40,338,990
Dividend income attributable to common stock subject to possible conversion (net of income taxes of $151,691 and $487,452 respectively)	$118,148	$616,161

See accompanying notes.

GSC ACQUISITION COMPANY
(a development stage company)

Notes to Unaudited Condensed Financial Statements

Note 1 — Organization and Nature of Business Operations

GSC ACQUISITION COMPANY (a development stage company) (the “Company”) was incorporated in Delaware on October 26, 2006. The Company was formed to acquire through merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination, one or more currently unidentified businesses or assets. The Company has neither engaged in any operations nor generated any revenue from operations to date. All activity through March 31, 2008 relates to the formation of the Company, its initial public offering and efforts to identify prospective target businesses described below and in Note 3. The Company will not generate any operating revenues until after completion of its initial business combination. The Company generates non-operating income in the form of dividend income on cash and cash equivalents.   The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting By Development Stage Enterprises,” and is subject to the risks associated with activities of development stage companies. The Company has selected December 31st as its fiscal year end.

The registration statement for the Company’s initial public offering (“IPO”) was declared effective June 25, 2007. The Company consummated the IPO on June 29, 2007 and recorded proceeds of approximately $191.5 million, net of the underwriters’ discount and commission of $14.5 million and offering costs of $1.0 million.

A total of approximately $201.7 million, including $191.5 million of the net proceeds from the IPO, $4.0 million from the sale of warrants to the Founding Stockholder (see Note 4) and $6.2 million of deferred underwriting discounts and commissions, has been placed in a trust account at JPMorgan Chase Bank, N.A., with the American Stock Transfer & Trust Company serving as trustee.  Except for a portion of the dividend income permitted to be released to the Company, the proceeds held in trust will not be released from the trust account until the earlier of the completion of the Company’s initial business combination or the liquidation of the Company.  Under the terms of the investment management trust agreement, up to a total of $2.4 million of interest income (net of taxes payable) may be released to the Company, subject to availability.  For the period from inception to March 31, 2008, approximately $1.4 million was released to the Company in accordance with those terms.  As of March 31, 2008, the balance in the trust account was approximately $204.2 million.

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

The Company will seek stockholder approval before it will effect any Business Combination, even if the Business Combination would not ordinarily require stockholder approval under applicable state law. In connection with the stockholder vote required to approve any Business Combination, the Company’s first stockholder (the “Founding Stockholder”) and two of its directors have agreed to vote the shares of common stock they owned immediately before this IPO in accordance with the majority of the shares of common stock voted by the Public Stockholders. “Public Stockholders” is defined as the holders of common stock sold as part of the Units in the IPO or in the aftermarket. The Company will proceed with a Business Combination only if a majority of the shares of common stock voted by the Public Stockholders are voted in favor of the Business Combination and Public Stockholders holding not more than 20% of the shares (minus one share) sold in the IPO vote against the business combination and exercise their conversion rights. If a majority of the shares of common stock voted by the Public Stockholders are not voted in favor of a proposed initial Business Combination so long as such combination is approved by public stockholders prior to June 25, 2009, the Company may combine with a different Target Business meeting the fair market value criterion described above.

GSC ACQUISITION COMPANY
(a development stage company)

Notes to Unaudited Condensed Financial Statements — (Continued)

Note 1 — Organization and Nature of Business Operations (continued)

If a Business Combination is approved and completed, any Public Stockholder voting against a Business Combination will be entitled to convert their stock into a pro rata share of the aggregate amount then on deposit in the trust account, before payment of deferred underwriting discounts and commissions and including any interest earned on their pro rata portion of the trust account, net of income taxes payable by the Company thereon, and net of any interest income of up to $2.4 million on the balance of the trust account previously released to the Company to fund its working capital requirements. Public Stockholders who convert their stock into their share of the trust account will continue to have the right to exercise any Warrants they may hold.  As of March 31, 2008, 4,139,999 shares of common stock may be subject to conversion for cash payments of approximately $9.74 per share totaling approximately $40.3 million.

During the period from July 1, 2007 to March 31, 2008, the Company earned enough dividends to begin accreting dividend income to the common stock subject to possible conversion.  Accordingly, the Company accreted approximately $0.6 million of dividend income, net of $0.5 million of income taxes as of March 31, 2008.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principals.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principals for complete financial statements.  The accompanying unaudited interim financial statements should be read in conjunction with the financial statements for the period ended December 31, 2006 and the financial statements for the year ended December 31, 2007.  In our opinion, all adjustments (consisting only of normal recurring accruals) considered necessary for fair presentation have been included.  The results of operations for the period from January 1, 2008 to March 31, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008.

Cash and cash equivalents:
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Cash and cash equivalents held in trust:
A total of approximately $201.7 million has been placed in a trust account at JPMorgan Chase Bank, N.A., with the American Stock Transfer & Trust Company serving as trustee.  The trust proceeds are invested in the “100% U.S. Treasury Securities Money Market Fund.”  The money market fund invests exclusively in direct short-term obligations of the US Treasury.  As of March 31, 2008, the balance in the trust account was $204.2 million, which includes $5.5 million of dividends earned since the inception of the trust.

Income taxes:
The Company is taxed as a corporation for U.S. federal and state and local income tax purposes.  It accounts for income taxes in accordance with the provisions of FASB Statement No. 109 “Accounting for Income Taxes”.

GSC ACQUISITION COMPANY
(a development stage company)

Notes to Unaudited Condensed Financial Statements — (Continued)

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

The Company agreed to pay the underwriters in the IPO an underwriter discount of 7.0% of the gross proceeds of the IPO.  However, the underwriters have agreed that a portion of the underwriter discount equal to 3.0% of the gross proceeds will not be payable unless and until the Company completes a Business Combination and have waived their right to receive such payment upon the Company’s liquidation if it is unable to complete a Business Combination.  As of March 31, 2008, such amount is $6.2 million which is included as deferred underwriting discount on the balance sheet.

Note 4 — Related Party Transactions

On November 7, 2006, the Founding Stockholder purchased 5,468,750 shares of the Company’s common stock (“Initial Founder’s Shares”) for an aggregate purchase of $25,000. Subsequent to the purchase of the Initial Founder’s Shares, our Founding Stockholder sold an aggregate of 82,032 of the Initial Founder’s Shares to three of our directors.

GSC ACQUISITION COMPANY
(a development stage company)

Notes to Unaudited Condensed Financial Statements — (Continued)

Note 4 — Related Party Transactions (continued)

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

On June 25, 2007 the Board of Directors declared a stock dividend to stockholders of record on June 24, 2007.  The stock dividend was paid on June 29, 2007.  One share of Common stock was issued for each five outstanding shares of Common Stock.  All references in the accompanying financial statements as of December 31, 2006 and for the period from October 26, 2006 (date of inception) to March 31, 2008 to the number of shares of common stock have been retroactively restated to reflect this transaction.

These transactions were effected to ensure that the shares included in the Units sold in the IPO represented approximately 80% of the Company’s outstanding share capital.

GSC ACQUISITION COMPANY
(a development stage company)

Notes to Unaudited Condensed Financial Statements — (Continued)

Note 7 — Provision for Income Taxes

The Company is subject to U.S. federal, state and local income taxes. The components of the Company’s income tax provision by taxing jurisdiction for the period ended March 31, 2008 are as follows:

Current
Federal	$331,897
State & Local	177,389
Current provision (benefit) for income taxes	$509,286

Deferred
Federal	$425
State & Local	—
Deferred provision (benefit) for income taxes	$425

Total provision (benefit) for income taxes	$509,711

The Company’s effective tax rate of 44.17% differs from the federal statutory rate of 34.0% mainly due to certain differences including state and local income taxes and amortization or organizational costs.

Note 8 — Recent Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. The Company adopted FIN 48 as of January 1, 2007 and there was no impact on the financial statements upon adoption.

On September 20, 2006, the FASB released Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“FAS 157”). FAS 157 establishes an authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. The application of FAS 157 is required for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of FAS 157 by the Company on January 1, 2008 had no material impact to its financial statements given the development stage nature of the Company. The Company has no investment assets or liabilities that would be classified in Level III. The Company’s investment in a money market fund which invests exclusively in 100% U.S. Treasury Securities is considered a Level I asset.

Note 9 — Subsequent Event

On April 10, 2008, the Company withdrew $295,000 from the trust account for payment of estimated federal taxes incurred for the period from January 1, 2008 to March 31, 2008.

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

     Net income for the period from October 26, 2006 (date of inception) to March 31, 2008 was approximately $2.8 million, which consisted of $5.5 million of dividend income primarily from the trust account offset by $0.7 million of formation, general and operating costs and $2.0 million of provision for income taxes. Net income for the three months ended March 31, 2008 was approximately $0.6 million, which consisted of $1.4 million of dividend income primarily from the trust account offset by $0.2 million of formation, general and operating costs and $0.5 million of provision for income taxes.

Off-Balance Sheet Arrangements

     We have not entered into any off-balance sheet financing arrangements and have not established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Liquidity and Capital Resources

 A total of approximately $201.7 million, including $191.5 million of the net proceeds from the IPO, $4.0 million from the sale of warrants to the Founding Stockholder and $6.2 million of deferred underwriting discounts and commissions, was placed in trust, except for $50,000 that was made available to us for working capital needs.   We expect that most of the proceeds held in the trust account will be used as consideration to pay the sellers of a Target Business or businesses with which we ultimately complete our initial Business Combination.  We expect to use substantially all of the net proceeds of this IPO not held in the trust account to pay expenses in locating and acquiring a Target Business, including identifying and evaluating prospective acquisition candidates, selecting the Target Business, and structuring, negotiating and consummating our initial Business Combination. To the extent that shares of our capital stock or debt financing is used in whole or in part as consideration to effect our initial Business Combination, any proceeds remaining held in the trust account as well as any other net proceeds not expended will be made available for general corporate purposes, including to finance the operations of the combined business.  We intend to focus on potential target businesses with valuations greater than or equal to 80% of the amount held in the trust account (excluding deferred underwriting discounts and commissions of $6.2 million).   We believe that the funds placed in trust, together with other available funds, including from the issuance of additional equity and/or the issuance of debt, would support the acquisition of such a Target Business. Such debt securities may include a long term debt facility, a high-yield notes offering or mezzanine debt financing, and depending upon the business of the target company, inventory, receivable or other secured asset-based financing. The need for and mix of additional equity and/or debt would depend on many factors. The proposed funding for any such Business Combination would be disclosed in the proxy statement relating to the required shareholder approval.

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

We do not believe we will need additional financing in order to meet the expenditures required for operating our business prior to our initial Business Combination. However, we will rely on dividends earned of up to $2.4 million on the balance of the trust account to fund such expenditures and, to the extent that the interest earned is below our expectation, we may have insufficient funds available to operate our business prior to our initial Business Combination.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices.  $197.7 million of the net IPO proceeds (which includes $6.2 million of the proceeds attributable to the underwriters’ deferred discount from the IPO) has been placed in a trust account at JPMorgan Chase Bank, N.A., with the American Stock Transfer & Trust Company as trustee. As of March 31, 2008, the balance of the trust account was $204.2 million. The proceeds held in trust will only be invested in U.S. government securities having a maturity of 180 days or less or in money market funds which invest principally in either short-term securities issued or guaranteed by the United States having the highest rating from a recognized credit rating agency or tax exempt municipal bonds issued by governmental entities located within the United States or otherwise meeting the conditions under Rule 2a-7 under the Investment Company Act.

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

Changes in Internal Controls over Financial Reporting
     As a result of the evaluation completed by Mr. Frank, we have concluded that there were no changes during the fiscal quarter ended March 31, 2008 in our internal controls over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings.
     None.

ITEM 1A. Risk Factors.

     We operate in an environment that involves a number of significant risks and uncertainties.  Risk factors related to our Company are disclosed in our annual report of Form 10-K for the year ended December 31, 2007 and should be considered by our investors.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 7, 2006, our Founding Stockholder purchased 5,468,750 shares of our common stock (“Initial Founder’s Shares”) for an aggregate purchase price of $25,000.

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

As of March 31, 2008, approximately $204.2 million was held in a trust account.  We intend to use $195.5 million of such funds to consummate our initial Business Combination as described in more detail under Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources.

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

31.2	Section 302 certification by President
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_____________
*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-138832), which was declared effective on June 25, 2007.

**       Incorporated by reference to the Registrant’s current report on Form 8-K filed on July 2, 2007.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GSC ACQUISITION COMPANY
May 9, 2008	By:	/s/ Peter Frank
Name: Peter Frank
		Title:	Chief Executive Officer and Principal Accounting and Financial Officer