Form 10-Q
period 2008-06-30
GSC Acquisition Co
filed 2008-08-07
CIK 1381117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	001-33553

GSC Acquisition Company

(Exact name of Registrant as specified in its charter)

Delaware	20-5779392
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

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

     As of August 6, 2008, 25,200,000 shares of common stock were issued and outstanding.

Forward-Looking Statements

     This report, and the information incorporated by reference in it, include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may include, but are not limited to, statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

•	ability to complete a combination with one or more target businesses, including the proposed acquisition of Complete Energy Holdings, LLC (“Complete Energy”);

•	success in retaining or recruiting, or changes required in, our management or directors following a business combination, including the proposed acquisition of Complete Energy;

•	potential inability to obtain financing to complete a business combination;

•	limited pool of prospective target businesses;

•	potential change in control if we acquire one or more target businesses for stock;

•	public securities’ limited liquidity and trading;

•	the delisting of our securities from the American Stock Exchange or an inability to have our securities listed on the American Stock Exchange or another exchange following a business combination;

•	use of proceeds not in trust or available to us from dividend income earned on the trust account balance; or

•	financial performance.

     The forward-looking statements contained or incorporated by reference in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under Part II, Item 1A, Risk Factors. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

     References in this report to “we,” “us” or “our company” refer to GSC Acquisition Company.

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements.
GSC ACQUISITION COMPANY
 (a development stage company)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS

	June 30, 2008	December 31, 2007
Cash and cash equivalents	$995,654	$852,852
Cash and cash equivalents held in trust	202,976,276	203,276,868
Prepaid expense	―	99,568
Account receivable	2,101	3,448
Deferred acquisition costs	2,193,875	―
Income tax receivable	300,373	―
Deferred tax asset	22,526	23,376

Total assets	$206,490,805	$204,256,112

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Accrued expenses	$1,825,000	$26,650
Account payable	43,033	―
Income tax payable	―	283,296
Due to affiliate	31,525	69,539
Deferred underwriting discount	6,210,000	6,210,000
Total liabilities	8,109,558	6,589,485
Common stock, subject to possible conversion, 4,139,999 shares at $9.74 at June 30, 2008 and December 31, 2007	40,338,990	40,338,990
Dividend income attributable to common stock subject to possible conversion (net of income taxes of $624,770 and $335,761 at June 30, 2008 and December 31, 2007, respectively)	616,330	498,013

Stockholders’ equity (1)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	―	―
Common stock, $0.001 par value, 200,000,000 shares authorized; 25,200,000 and 6,562,500 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	25,200	25,200
Additional paid-in capital	155,123,815	155,123,815
Retained earnings	2,276,912	1,680,609
Total stockholders’ equity	157,425,927	156,829,624

Total liabilities and stockholders’ equity	$206,490,805	$204,256,112

(1) – Share amounts have been retroactively restated from the date of inception to reflect the effect of a stock dividend paid on June 29, 2007 of one share for each five outstanding shares of common stock (see note 6).

See accompanying notes.

GSC ACQUISITION COMPANY
(a development stage company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

For the period from April 1, 2008 to June 30, 2008
And for the period from January 1, 2008 to June 30, 2008
And for the period from October 26, 2006 (date of inception) to June 30, 2008

	For the period from April 1, 2008 to June 30, 2008	For the period from January 1, 2008 to June 30, 2008	For the period from October 26, 2006 (date of inception) to June 30, 2008
Formation, general and administrative costs	$384,563	$564,855	$1,052,526
Administrative fee	22,500	45,000	90,000
Operating loss	(407,063)	(609,855)	(1,142,526)
Dividend income	692,080	2,048,880	6,237,093
Income before provision for taxes	285,017	1,439,025	5,094,567
Provision for income taxes	214,694	724,405	2,201,325
Net income	$70,323	$714,620	$2,893,242

Less: Dividend income attributable to common stock subject to possible conversion (net of income taxes of $137,318, $289,009 and $624,770, respectively)	(169)	(118,317)	(616,330)
Pro forma net income attributable to common stock not subject to possible conversion	$70,154	$596,303	$2,276,912

Net income per share (1):
Basic	$0.00	$0.03	$0.16
Diluted	$0.00	$0.02	$0.13
Weighted average shares outstanding (1):
Basic	25,200,000	25,200,000	17,821,375
Diluted	29,985,998	29,937,027	22,477,222

(1) – Share amounts have been retroactively restated from the date of inception to reflect the effect of a stock dividend paid on June 29, 2007 of one share for each five outstanding shares of common stock (see note 6).

See accompanying notes.

GSC ACQUISITION COMPANY
(a development stage company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the period ended June 30, 2008
And for the year ended December 31, 2007
And for the period from October 26, 2006 (date of inception) to December 31, 2006

	Common Stock (1)		Additional Paid-in	Earnings Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity
Common shares issued	6,562,500	$6,563	$18,437	$—	$25,000
Net loss	—	—	—	(138,419)	(138,419)
Balances, at December 31, 2006	6,562,500	6,563	18,437	(138,419)	(113,419)

Common stock repurchased from Founding Stockholder and directors for $4.00	(2,062,500)	(2,063)	2,059	—	(4)
Sale of 20,700,000 units, net of underwriting discounts and offering costs	20,700,000	20,700	191,442,309	—	191,463,009
Net proceeds subject to possible conversion of 4,139,999 shares	—	—	(40,338,990)	—	(40,338,990)
Proceeds from sale of warrants to Founding Stockholder	—	—	4,000,000	—	4,000,000
Dividend income attributable to common stock subject to possible conversion	—	—	—	(498,013)	(498,013)
Net income	—	—	—	2,317,041	2,317,041
Balances, at December 31, 2007	25,200,000	25,200	155,123,815	1,680,609	156,829,624

Dividend income attributable to common stock subject to possible conversion	—	—	—	(118,317)	(118,317)
Net income	—	—	—	714,620	714,620
Balances, at June 30, 2008	25,200,000	$25,200	$155,123,815	$2,276,912	$157,425,927

(1) – Share amounts have been retroactively restated from the date of inception to reflect the effect of a stock dividend paid on June 29, 2007 of one share for each five outstanding shares of common stock (see note 6).

See accompanying notes.

GSC ACQUISITION COMPANY
(a development stage company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the period from April 1, 2008 to June 30, 2008
And for the period from January 1, 2008 to June 30, 2008
And for the period from October 26, 2006 (date of inception) to June 30, 2008

Cash flows from operating activities	For the period from April 1, 2008 to June 30, 2008	For the period from January 1, 2008 to June 30, 2008	For the period from October 26, 2006 (date of inception) to June 30, 2008
Net income	$70,323	$714,620	$2,893,242
Adjustments to reconcile net loss to net cash provided by (used in ) operating activities:
Change in operating assets and liabilities:
Deferred tax asset	425	850	(22,526)
Deferred acquisition cost	(2,193,875)	(2,193,875)	(2,193,875)
Prepaid expense	49,784	99,568	—
Account receivable	(25)	1,347	(2,101)
Income tax receivable	(300,373)	(300,373)	(300,373)
Income tax payable	(366,358)	(283,296)	—
Account payable	43,033	43,033	43,033
Accrued expenses	1,789,534	1,798,350	1,825,000
Due to affiliate	(55,488)	(38,014)	31,525
Net cash (used in) provided by operating activities	(963,020)	(157,790)	2,273,925

Cash flows from investing activities
Cash deposited in trust account	—	—	(201,695,000)
Cash withdrawn from trust account	1,911,000	2,337,224	4,924,224
Dividends reinvested in trust account	(687,434)	(2,036,632)	(6,205,500)
Net cash (used in) provided by investing activities	1,223,566	300,592	(202,976,276)

Cash flows from financing activities
Gross proceeds from initial public offering	—	—	207,000,000
Proceeds from sale of common stock to founding stockholder	—	—	25,000
Proceeds from sale of warrants	—	—	4,000,000
Repurchase of common stock	—	—	(4)
Payment of underwriter’s discount and offering expenses	—	—	(9,326,991)
			—
Net cash provided by financing activities	—	—	201,698,005

Net increase in cash	260,546	142,802	995,654
Cash, beginning of period	735,108	852,852	―
Cash, end of period	$995,654	$995,654	$995,654

Supplemental Disclosure
Common stock, subject to possible conversion, 4,139,999 shares at $9.74 per share	$—	$—	$40,338,990
Dividend income attributable to common stock subject to possible conversion (net of income taxes of $137,318, $289,009 and $624,770 respectively)	$169	$118,317	$616,330
Income taxes paid	$881,000	$1,307,224	$1,524,224

See accompanying notes.

GSC ACQUISITION COMPANY
(a development stage company)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 — Organization and Nature of Business Operations

GSC ACQUISITION COMPANY (a development stage company) (the “Company”) was incorporated in Delaware on October 26, 2006. The Company was formed to acquire through merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination, one or more currently unidentified businesses or assets. The Company has neither engaged in any operations nor generated any revenue from operations to date. All activity through June 30, 2008 relates to the formation of the Company, its initial public offering and efforts to identify prospective target businesses described below and in Notes 3 and 7. The Company will not generate any operating revenues until after completion of its initial business combination. The Company generates non-operating income in the form of dividend income on cash and cash equivalents.   The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting By Development Stage Enterprises,” and is subject to the risks associated with activities of development stage companies. The Company has selected December 31st as its fiscal year end.

GSCAC Holdings I LLC (“Holdings I”), GSCAC Holdings II LLC (“Holdings II”) and GSCAC Merger Sub LLC (“Merger Sub”) (collectively, the “Subsidiaries”) are Delaware limited liability companies that were formed in April 2008.  The Company owns 100% of Holdings I, which owns 100% of Holdings II, which owns 100% of Merger Sub.  As of June 30, 2008, there were no assets or liabilities and there were no activities in any of the Subsidiaries.

The registration statement for the Company’s initial public offering (“IPO”) was declared effective June 25, 2007. The Company consummated the IPO on June 29, 2007 and recorded proceeds of approximately $191.5 million, net of the underwriters’ discount and commission of $14.5 million and offering costs of $1.0 million.

A total of approximately $201.7 million, including $191.5 million of the net proceeds from the IPO, $4.0 million from the sale of warrants to the Company’s first stockholder (the “Founding Stockholder”) (see Note 4) and $6.2 million of deferred underwriting discounts and commissions, has been placed in a trust account at JPMorgan Chase Bank, N.A., with the American Stock Transfer & Trust Company serving as trustee.  Except for a portion of the dividend income permitted to be released to the Company, the proceeds held in trust will not be released from the trust account until the earlier of the completion of the Company’s initial business combination or the liquidation of the Company.  Under the terms of the investment management trust agreement, up to a total of $2.4 million of dividend income earned (net of taxes payable) may be released to the Company, subject to availability.  For the period from inception to June 30, 2008, the full $2.4 million was released to the Company in accordance with those terms.  As of June 30, 2008, the balance in the trust account was approximately $203.0 million.

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

The Company’s efforts in identifying prospective target businesses have not been limited to a particular industry. As discussed in Note 7, the Company has identified Complete Energy as its prospective target business.

GSC ACQUISITION COMPANY
(a development stage company)

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Note 1 — Organization and Nature of Business Operations (continued)

The Company will seek stockholder approval before it will effect any Business Combination, even if the Business Combination would not ordinarily require stockholder approval under applicable state law. In connection with the stockholder vote required to approve any Business Combination, including the proposed acquisition of Complete Energy, the Company’s Founding Stockholder and four of its directors have agreed to vote any shares of common stock they own that were issued prior to the IPO in accordance with the majority of the shares of common stock voted by the Public Stockholders. “Public Stockholders” is defined as the holders of common stock sold as part of the Units in the IPO or in the aftermarket. The Company will proceed with a Business Combination only if a majority of the shares of common stock voted by the Public Stockholders are voted in favor of the Business Combination and Public Stockholders holding not more than 20% of the shares (minus one share) sold in the IPO vote against the business combination and exercise their conversion rights. If a majority of the shares of common stock voted by the Public Stockholders are not voted in favor of a proposed initial Business Combination so long as such combination is approved by public stockholders prior to June 25, 2009, the Company may combine with a different Target Business meeting the fair market value criterion described above.

If a Business Combination is approved and completed, any Public Stockholder voting against a Business Combination will be entitled to convert their stock into a pro rata share of the aggregate amount then on deposit in the trust account, before payment of deferred underwriting discounts and commissions and including any interest earned on their pro rata portion of the trust account, net of income taxes payable by the Company thereon, and net of the dividend income earned of $2.4 million on the balance of the trust account previously released to the Company to fund its working capital requirements. Public Stockholders who convert their stock into their share of the trust account will continue to have the right to exercise any Warrants they may hold.  As of June 30, 2008, 4,139,999 shares of common stock may be subject to conversion for cash payments of approximately $9.74 per share totaling approximately $40.3 million.

During the period from July 1, 2007 to June 30, 2008, the Company earned enough dividends to begin accreting dividend income to the common stock subject to possible conversion.  Accordingly, the Company accreted approximately $0.6 million of dividend income, net of $0.6 million of income taxes as of June 30, 2008.

The Company will dissolve and promptly distribute only to its Public Stockholders the amount in the trust account, less any income taxes payable on dividend income earned and the dividend income earned of $2.4 million on the balance of the trust account previously released to the Company to fund its working capital requirements, plus any remaining net assets if the Company does not effect a Business Combination by June 25, 2009.  In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including trust account assets) will be less than the IPO price per Unit in the IPO (assuming no value is attributed to the Warrants contained in the Units).

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principals.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principals for complete financial statements.  The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the financial statements for the period ended December 31, 2006 and the financial statements for the year ended December 31, 2007.  In our opinion, all adjustments (consisting only of normal recurring accruals) considered necessary for fair presentation have been included.  The results of operations for the period from January 1, 2008 to June 30, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008.

The unaudited condensed consolidated financial statements include the accounts of the Company and its Subsidiaries.  All intercompany accounts have been eliminated in consolidation.  The condensed consolidated interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles and all values are stated in United States dollars.

Cash and cash equivalents:
The Company and its Subsidiaries consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

GSC ACQUISITION COMPANY
(a development stage company)

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Note 2 — Summary of Significant Accounting Policies (continued)

Cash and cash equivalents held in trust:
A total of approximately $201.7 million was originally placed in a trust account at JPMorgan Chase Bank, N.A., with the American Stock Transfer & Trust Company serving as trustee.  The trust proceeds are invested in the “100% U.S. Treasury Securities Money Market Fund.”  The money market fund invests exclusively in direct short-term obligations of the US Treasury.  As of June 30, 2008, the balance in the trust account was approximately $203.0 million, which includes approximately $3.7 million of dividend income earned since the inception of the trust net of approximately $2.5 million of taxes paid.

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

Deferred acquisition costs:
Deferred acquisition costs consist principally of legal and other fees incurred through the consolidated balance sheet date that are related to the proposed acquisition discussed in Note 7. Deferred acquisition costs related to the proposed acquisition will be charged to expense if the acquisition is not consummated or included in the allocation of purchase price should the transaction be consummated.

Note 3 — Initial Public Offering

On June 29, 2007, the Company sold to the public 20,700,000 units (“Units”) at a price of $10.00.  Each unit consists of one share of our common stock, $0.001 par value, and one redeemable common stock purchase warrant (“Warrant”).

Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $7.50 commencing the later of the completion of a Business Combination with a Target Business or 13 months from June 29, 2007 and expiring June 25, 2011, or earlier upon redemption or liquidation of the trust account. Holders of the Warrants must pay the exercise price in full upon exercise of the Warrants. The Warrants will be redeemable at a price of $0.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $14.25 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given. The terms of the Warrants include, among other things, that (i) in no event will a Warrant holder be entitled to receive a net cash settlement of the Warrant, and (ii) the Warrants may expire unexercised and worthless if a prospectus relating to the common stock to be issued upon the exercise of the warrants is not current and an applicable registration statement is not effective prior to the expiration date of the Warrant, and as a result purchasers of our Units will have paid the full Unit purchase price solely for the share of common stock included in each Unit.

GSC ACQUISITION COMPANY
(a development stage company)

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Note 3 — Initial Public Offering (continued)

The Company agreed to pay the underwriters in the IPO an underwriter discount of 7.0% of the gross proceeds of the IPO.  However, the underwriters have agreed that a portion of the underwriter discount equal to 3.0% of the gross proceeds will not be payable unless and until the Company completes a Business Combination and have waived their right to receive such payment upon the Company’s liquidation if it is unable to complete a Business Combination.  As of June 30, 2008, such amount is $6.2 million which is included as deferred underwriting discount on the balance sheet.

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

 A 1-for-5 stock dividend was effected on June 25, 2007 for holders of record as of June 24, 2007, as described in Note 6.

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

On June 25, 2007 the Board of Directors declared a stock dividend to stockholders of record on June 24, 2007.  The stock dividend was paid on June 29, 2007.  One share of Common stock was issued for each five outstanding shares of Common Stock.  All references in the accompanying financial statements as of December 31, 2006 and for the period from October 26, 2006 (date of inception) to June 30, 2008 to the number of shares of common stock have been retroactively restated to reflect this transaction. These transactions were effected to ensure that the shares included in the Units sold in the IPO represented approximately 80% of the Company’s outstanding share capital.

GSC ACQUISITION COMPANY
(a development stage company)

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Note 7 — Proposed Business Combination

On May 9, 2008, the Company entered into an agreement and plan of merger (the “Merger Agreement”) among the Company, Holdings I, Holdings II, Merger Sub and Complete Energy Holdings, LLC (“Complete Energy”).  The Company owns 100% of Holdings I, which owns 100% of Holdings II, which owns 100% of Merger Sub.  Complete Energy owns and operates two natural gas-fired combined cycle power generation facilities, the 1,022 MW La Paloma generating facility (“La Paloma”) and the 837 MW Batesville generating facility (“Batesville”).  Pursuant to the Merger Agreement, the Company will indirectly acquire Complete Energy by way of a merger of Merger Sub into Complete Energy, with Complete Energy being the surviving entity and thereby becoming an indirect subsidiary of the Company (the “Merger”).

In connection with the Merger, each outstanding share of common stock of the Company will be converted into one share of Class A common stock of the Company (collectively, the “Class A Shares”).  Upon consummation of the Merger, the current owners of Complete Energy would generally receive Class B units in Holdings I, which have economic rights similar to the Class A Shares but no voting rights (the “Class B Units”), and an equal number of shares of Class B common stock in the Company, which have voting rights but no economic rights (the “Class B Shares”).  In addition, the current owners of Complete Energy would receive Class C units and Class D units in Holdings I, which would entitle the holders to receive additional Class B Units and Class B Shares if the Company’s stock price reaches $14.50 or $15.50 per share within five years.  Each Class B Unit plus one Class B Share would be exchangeable into one newly issued Class A Share.  Certain of the owners of Complete Energy shares may receive the non-contingent portion of their merger consideration in the form of Class A Shares in lieu of Class B Units and Class B Shares.

The aggregate consideration to be paid in the Merger and related transactions is based upon a total enterprise value for Complete Energy of $1.3 billion, comprised of $900 million for Complete Energy’s La Paloma facility and $400 million for its Batesville facility, in each case adjusted for its cash and debt balances at closing and certain minority interests.  The number of Class B Units and Class B Shares (or Class A Shares) to be issued pursuant to the Merger Agreement will be calculated using a price per share of the Company’s common stock equal to the lesser of $10.00 and the average closing price per share for the 20 trading days ending three business days before the closing of the Merger.

The Company intends to account for the Merger under the purchase method of accounting in accordance with the provisions of Statement of Financial Accounting No. 141, “Business Combination.”  The Merger will be accounted for as a reverse merger.

The Merger and related transactions have been unanimously approved by the Company’s board of directors and the holders of all of the membership interests in Complete Energy that are required for such approval, but are subject to the approval of the Company’s stockholders, including a majority of the shares of common stock of the Company issued in its IPO.  In addition, the Merger may not be completed if holders of more than 20% of the shares sold in the IPO vote against the merger and properly exercise their conversion rights, as set forth in the Company’s certificate of incorporation.  There can be no assurance that the Merger will be consummated.

GSC ACQUISITION COMPANY
(a development stage company)

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Note 8 — Provision for Income Taxes

The Company is subject to U.S. federal, state and local income taxes. The components of the Company’s income tax provision by taxing jurisdiction for the period from January 1, 2008 to June 30, 2008 are as follows:

Current
Federal	$369,104
State & Local	354,451
Current provision (benefit) for income taxes	$723,555
Deferred
Federal	$850
State & Local	—
Deferred provision (benefit) for income taxes	$850

Total provision (benefit) for income taxes	$724,405

The Company’s effective tax rate of 50.34% differs from the federal statutory rate of 34.0% mainly due to differences relating to state and local income taxes.

The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate:

U.S. Federal Statutory Rate	34.00%
Increase (decrease) resulting from:
State and Local Income Taxes, net of Federal Benefits	16.26%
Meals and Entertainment	0.08%

Effective Tax Rate	50.34%

Note 9 — Recent Accounting Pronouncements

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

In December 2007, the FASB released Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“FAS 141R”), replacing Statement of Financial Accounting Standards No. 141, “Business Combinations” (“FAS No. 141”).  This Statement retains the fundamental requirements in FAS 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination.  This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This Statement clarifies that acquirers will be required to expense costs related to any acquisitions.  FAS 141(R) will apply prospectively to business combinations for which the acquisition date is on or after fiscal years beginning December 15, 2008.  Early adoption is prohibited.  The Company has not yet evaluated the impact, if any, that FAS 141(R) will have on its financial statements.  Determination of the ultimate effect of this pronouncement will depend on the Company’s structure at the date of adoption.

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

     Net income for the period from October 26, 2006 (date of inception) to June 30, 2008 was approximately $2.9 million, which consisted of $6.2 million of dividend income primarily from the trust account offset by $1.1 million of formation, general and operating costs and $2.2 million of provision for income taxes. Net income for the six months ended June 30, 2008 was approximately $0.7 million, which consisted of $2.0 million of dividend income primarily from the trust account offset by $0.6 million of formation, general and operating costs and $0.7 million of provision for income taxes.  Net income for the three months ended June 30, 2008 was $70,323, which consisted of $692,080 of dividend income primarily from the trust account offset by $407,063 of formation, general and operating costs and $214,694 of provision for income taxes.

Business Combination with Complete Energy

         On May 9, 2008, GSC Acquisition Company (“Company”) entered into an agreement and plan of merger (the “Merger Agreement”) with, GSCAC Holdings I LLC (“Holdings I”), GSCAC Holdings II LLC (“Holdings II”), GSCAC Merger Sub LLC (“Merger Sub”) and Complete Energy Holdings, LLC (“Complete Energy”).  Complete Energy, an independent power producer, owns and operates two natural gas-fired combined cycle power generation facilities. The 1,022 MW La Paloma generating facility (“La Paloma”), located 110 miles northwest of Los Angeles, serves energy-constrained California. The 837 MW Batesville generating facility (“Batesville”), located in northern Mississippi, serves the Southeast region of the U.S. The Company owns 100% of Holdings I, which owns 100% of Holdings II, which owns 100% of Merger Sub.   Pursuant to the Merger Agreement the Company will indirectly acquire Complete Energy by way of a merger of Merger Sub into Complete Energy, with Complete Energy being the surviving entity and thereby becoming an indirect subsidiary of the Company (the “Merger”).

In connection with the Merger, each outstanding share of common stock of the Company will be converted into one share of Class A common stock of the Company (collectively, the “Class A Shares”).  Upon consummation of the Merger, the current owners of Complete Energy would generally receive Class B units in Holdings I, which have economic rights similar to the Class A Shares but no voting rights (the “Class B Units”), and an equal number of shares of Class B common stock in the Company, which have voting rights but no economic rights (the “Class B Shares”).  In addition, the current owners of Complete Energy would receive Class C units and Class D units in Holdings I, which would entitle the holders to receive additional Class B Units and Class B Shares if the Company’s stock price reaches $14.50 or $15.50 per share within five years.  Each Class B Unit plus one Class B Share would be exchangeable into one newly issued Class A Share.  Certain of the owners of Complete Energy shares may receive the non-contingent portion of their merger consideration in the form of Class A Shares in lieu of Class B Units and Class B Shares.

The aggregate consideration to be paid in the Merger and related transactions is based upon a total enterprise value for Complete Energy of $1.3 billion, comprised of $900 million for Complete Energy’s La Paloma facility and $400 million for its Batesville facility, in each case adjusted for its cash and debt balances at closing and certain minority interests.  The number of Class B Units and Class B Shares (or Class A Shares) to be issued pursuant to the Merger Agreement will be calculated using a price per share of the Company’s common stock equal to the lesser of $10.00 and the average closing price per share for the 20 trading days ending three business days before the closing of the Merger.

 The Company intends to account for the Merger under the purchase method of accounting in accordance with the provisions of Statement of Financial Accounting No. 141, “Business Combination.”  The Merger will be accounted for as a reverse merger.  As such, Complete Energy is deemed to be the acquirer in the merger for accounting purposes and, consequently, the assets and liabilities and the historical operations that will be reflected in the financial statements will be those of Complete Energy, recorded at its historical cost basis.

The Merger and related transactions have been unanimously approved by the Company’s board of directors and the holders of all of the membership interests in Complete Energy that are required for such approval, but are subject the approval of the Company’s stockholders, including a majority of the shares of common stock of the Company issued in its IPO.  In addition, the Merger may not be completed if holders of more than 20% of the shares sold in the IPO vote against the merger and properly exercise their conversion rights, as set forth in the Company’s ce rtificate of incorporation.  There can be no assurance that the Merger will be consummated.

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

We believe that the $50,000 in funds available to us outside of the trust account, together with the $2.4 million of dividend income earned on the balance of the trust account released to us for working capital requirements, will be sufficient to allow us to operate through June 25, 2009, assuming that our initial Business Combination is not consummated during that time. Over this time period, we anticipate making the following expenditures:

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

We do not believe we will need additional financing in order to meet the expenditures required for operating our business prior to our initial Business Combination. However, we will rely on the $2.4 million of dividend income earned on the balance of the trust account to fund such expenditures.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices.  $197.7 million of the net IPO proceeds (which includes $6.2 million of the proceeds attributable to the underwriters’ deferred discount from the IPO) has been placed in a trust account at JPMorgan Chase Bank, N.A., with the American Stock Transfer & Trust Company as trustee. As of June 30, 2008, the balance of the trust account was $203.0 million. The proceeds held in trust will only be invested in U.S. government securities having a maturity of 180 days or less or in money market funds which invest principally in either short-term securities issued or guaranteed by the United States having the highest rating from a recognized credit rating agency or tax exempt municipal bonds issued by governmental entities located within the United States or otherwise meeting the conditions under Rule 2a-7 under the Investment Company Act.

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

Changes in Internal Controls over Financial Reporting

     As a result of the evaluation completed by Mr. Frank, we have concluded that there were no changes during the fiscal quarter ended June 30, 2008 in our internal controls over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings.

     None.

ITEM 1A. Risk Factors.

     We operate in an environment that involves a number of significant risks and uncertainties.  Other than the Risk Factors disclosed in our preliminary proxy statement on Schedule 14A filed with the Securities and Exchange Commission on July 29, 2008, which are incorporated herein by reference (including any amendment thereto), there have been no material changes in our risk factors disclosed in our Annual Repot on Form 10-K for the year ended December 31, 2007.

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

On June 25, 2007, our board of directors declared a stock dividend to stockholders of record on June 24, 2007.  The stock dividend was paid on June 29, 2007.  One share of common stock was issued for each five outstanding shares of Common Stock.  All references in the accompanying financial statements as of December 31, 2006 and for the period from October 26, 2006 (date of inception) to June 30, 2008 to the number of shares of common stock have been retroactively restated to reflect this transaction.

A registration statement for our IPO was declared effective on June 25, 2007. The registration statement related to a proposed maximum aggregate offering of 17,250,000 Units (consisting of 17,250,000 shares of Common Stock and 17,250,000 Warrants) for a proposed maximum aggregate offering price of $172.5 million. On June 25, 2007, in accordance with Rule 462(b), we increased the number of Units being registered by 3,450,000, to 20,700,000 Units (consisting of 20,700,000 shares of Common Stock and 20,700,000 Warrants) for a proposed maximum aggregate offering price of $207.0 million. The underwriter for our IPO was Citigroup Global Markets Inc., acting as sole book running manager and representative of Ladenburg Thalmann & Co. Inc. and I-Bankers Securities, Inc. (together, the “Underwriters”).

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

As of June 30, 2008, we had incurred an aggregate of approximately $1.1 million in organizational and offering related expenses (excluding underwriters discount and commissions), which have been paid out of the proceeds of our IPO not held in trust and our withdrawal of interest earned on the funds held in trust.  Up to $2.4 million of dividend income earned on the funds held in trust may be released to us, all of which had been released as of June 30, 2008, for the following purposes:

•	payment of estimated taxes incurred as a result of dividend income earned on funds currently held in the trust account;

•	payment of premiums associated with our directors and officers liability insurance;

•	expenses for due diligence and investigation of prospective Target Businesses;

•	legal and accounting fees relating to our SEC reporting obligations and general corporate matters; and

•	miscellaneous expenses.

On June 24, 2008, our Founding Stockholder agreed to transfer to each of Richard W. Detweiler and Daniel R. Sebastian 5,000 shares of the Company’s common stock, subject to consummation by the Company of its initial business combination, expiration of transfer restrictions applicable to such common stock and certain other terms and conditions.

As of June 30, 2008, approximately $203.0 million was held in a trust account.  We intend to use $195.5 million of such funds to consummate our initial Business Combination as described in more detail under Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources.

ITEM 3. Defaults upon Senior Securities.

     Not applicable.

ITEM 4. Submission of Matters to a Vote of the Security Holders.

     On June 22, 2007, in connection with our IPO, by unanimous written consent, our stockholders approved the adoption of an Amended and Restated Certificate of Incorporation, which was adopted on June 26, 2007.

ITEM 5. Other Information.

     None.

ITEM 6. Exhibits.
Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of May 9, 2008, by and among GSC Acquisition Company, GSCAC Holdings I LLC, GSCAC Holdings II LLC, GSCAC Merger Sub LLC and Complete Energy Holdings, LLC (1)
2.1	Merger Consideration Calculation (2)
3.1	Certificate of Amended and Restated Certificate of Incorporation (3)
3.2	Form of Bylaws (4)
4.1	Specimen Unit Certificate (4)
4.2	Specimen Common Stock Certificate (4)
4.3	Form of Warrant Agreement between the Company and American Stock Transfer & Trust Company (4)
4.4	Form of Warrant Certificate (4)
10.1
Consent, Exchange and Preemptive Rights Agreement, dated as of May 9, 2008, by and among CEH/La Paloma Holding Company, LLC, Complete Energy Holdings, LLC, Lori A. Cuervo, Hugh A. Tarpley and Peter J. Dailey, GSC Acquisition Company, GSCAC Holdings I LLC, GSCAC Holdings II LLC, GSCAC Merger Sub LLC, TCW Asset Management Company and the Note Holders and Option Holders party thereto (5)

10.2	Employment Agreement, dated as of May 9, 2008, by and among CEP Operating Company LLC, GSC Acquisition Company and Hugh A. Tarpley (6)
10.3	Employment Agreement, dated as of May 9, 2008, by and among CEP Operating Company LLC, GSC Acquisition Company and Lori A. Cuervo (7)
10.4	CEH Unitholder Consent and Release Agreement, dated as of May 9, 2008, by and among Lori A. Cuervo, Hugh A. Tarpley and Peter J. Dailey, Complete Energy Holdings LLC and GSC Acquisition Company (8)
10.5	Amendment to Registration Rights Agreement, dated as of May 9, 2008, by and among GSC Acquisition Company, GSC Secondary Interest Fund, LLC, James K. Goodwin and Richard A. McKinnon (9)
10.6	Non-Solicitation and Confidentiality Agreement dated as of May 9, 2008 between GSC Acquisition Company and Peter J. Dailey (10)
31.1
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of President Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)     Incorporated by reference to exhibit 2.1 of the Company’s current report on Form 8-K filed on May 12, 2008.
(2)     Incorporated by reference to exhibit 2.2 of the Company’s current report on Form 8-K filed on May 12, 2008.
(3)     Incorporated by reference to exhibit 1.1 of the Company’s current report on Form 8-K filed on July 2, 2007.
(4)     Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-138832), which was declared effective on June 25, 2007.
(5)     Incorporated by reference to exhibit 10.3 to the Company’s current report on Form 8-K filed on May 12, 2008
(6)     Incorporated by reference to exhibit 10.4 to the Company’s current report on Form 8-K filed on May 12, 2008.
(7)     Incorporated by reference to exhibit 10.5 to the Company’s current report on Form 8-K filed on May 12, 2008.
(8)     Incorporated by reference to exhibit 10.6 to the Company’s current report on Form 8-K filed on May 12, 2008.
(9)     Incorporated by reference to exhibit 10.7 to the Company’s current report on Form 8-K filed on May 12, 2008.
(10)   Incorporated by reference to exhibit 10.8 to the Company’s current report on Form 8-K filed on May 12, 2008.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GSC ACQUISITION COMPANY

August 7, 2008	By:	/s/ Peter Frank
		Name:	Peter Frank
		Title:	Chief Executive Officer and Principal Accounting and Financial Officer