Form 10-Q
period 2008-09-30
GSC Acquisition Co
filed 2008-11-12
CIK 1381117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	001-33553

GSC Acquisition Company

(Exact name of Registrant as specified in its charter)

Delaware	20-5779392
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

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

As of November 11, 2008, 25,200,000 shares of common stock were issued and outstanding.

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

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements.
GSC ACQUISITION COMPANY
 (a development stage company)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS
	September 30, 2008	December 31, 2007
Current assets:
Cash and cash equivalents	$530,652	$852,852
Prepaid expense	17,037	99,568
Account receivable	1,113	3,448
Deferred acquisition costs	4,138,682	―
Income tax receivable	500,387	―
Total current assets	5,187,871	955,868
Cash and cash equivalents held in trust	203,447,622	203,276,868
Deferred tax asset	22,101	23,376
Total assets	$208,657,594	$204,256,112

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued expenses	$3,548,962	$26,650
Account payable	848,669	―
Income tax payable	―	283,296
Due to affiliate	56,456	69,539
Total current liabilities	4,454,087	379,485
Deferred underwriting discount	6,210,000	6,210,000
Total liabilities	10,664,087	6,589,485
Common stock, subject to possible conversion, 4,139,999 shares at $9.74	40,338,990	40,338,990
Dividend income attributable to common stock subject to possible conversion (net of income taxes of $702,119 and $335,761 at September 30, 2008 and December 31, 2007, respectively)	668,650	498,013

Stockholders’ equity (1)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	―	―
Common stock, $0.001 par value, 200,000,000 shares authorized; 25,200,000 shares issued and outstanding	25,200	25,200
Additional paid-in capital	155,123,815	155,123,815
Retained earnings	1,836,852	1,680,609
Total stockholders’ equity	156,985,867	156,829,624

Total liabilities and stockholders’ equity	$208,657,594	$204,256,112

(1) – Share amounts have been retroactively restated from the date of inception to reflect the effect of a stock dividend paid on June 29, 2007 of one share for each five outstanding shares of common stock (see note 6).

See accompanying notes.

GSC ACQUISITION COMPANY
(a development stage company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

For the period from July 1, 2008 to September 30, 2008
And for the period from July 1, 2007 to September 30, 2007
And for the period from January 1, 2008 to September 30, 2008
And for the period from October 26, 2006 (date of inception) to September 30, 2008

	For the period from July 1, 2008 to September 30, 2008	For the period from July 1, 2007 to September 30, 2007	For the period from January 1, 2008 to September 30, 2008	For the period from October 26, 2006 (date of inception) to September 30, 2008
Formation, general and administrative costs	$1,040,132	$181,055	$1,604,987	$2,092,658
Administrative fee	22,500	22,500	67,500	112,500
Operating loss	(1,062,632)	(203,555)	(1,672,487)	(2,205,158)
Dividend income	652,303	2,291,552	2,701,183	6,889,396
Income (loss) before provision for income tax	(410,329)	2,087,997	1,028,696	4,684,238
Provision for income tax (benefit)	(22,589)	872,484	701,816	2,178,736
Net income (loss)	$(387,740)	$1,215,513	$326,880	$2,505,502

Less: Dividend income attributable to common stock subject to possible conversion (net of income taxes of $77,349, $205,651, $366,358 and $702,119 respectively)	(52,320)	(251,019)	(170,637)	(668,650)
Net income (loss) attributable to common stock not subject to possible conversion	$(440,060)	$964,494	$156,243	$1,836,852

Net income (loss) per share (1):
Basic	$(0.02)	$0.05	$0.01	$0.13
Diluted	$(0.01)	$0.04	$0.01	$0.11
Weighted average shares outstanding (1):
Basic	25,200,000	25,200,000	25,200,000	18,802,348
Diluted	30,258,504	29,698,255	30,047,059	23,542,132

(1) – Share amounts have been retroactively restated from the date of inception to reflect the effect of a stock dividend paid on June 29, 2007 of one share for each five outstanding shares of common stock (see note 6).

See accompanying notes.

GSC ACQUISITION COMPANY
(a development stage company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the period ended September 30, 2008
And for the year ended December 31, 2007
And for the period from October 26, 2006 (date of inception) to December 31, 2006

	Common Stock (1)		Additional Paid-in	Earnings Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity
Common shares issued	6,562,500	$6,563	$18,437	$—	$25,000
Net loss	—	—	—	(138,419)	(138,419)
Balances, at December 31, 2006	6,562,500	6,563	18,437	(138,419)	(113,419)

Common stock repurchased from Founding Stockholder and directors for $4.00	(2,062,500)	(2,063)	2,059	—	(4)
Sale of 20,700,000 units, net of underwriting discounts and offering costs	20,700,000	20,700	191,442,309	—	191,463,009
Net proceeds subject to possible conversion of 4,139,999 shares	—	—	(40,338,990)	—	(40,338,990)
Proceeds from sale of warrants to Founding Stockholder	—	—	4,000,000	—	4,000,000
Dividend income attributable to common stock subject to possible conversion	—	—	—	(498,013)	(498,013)
Net income	—	—	—	2,317,041	2,317,041
Balances, at December 31, 2007	25,200,000	25,200	155,123,815	1,680,609	156,829,624

Dividend income attributable to common stock subject to possible conversion	—	—	—	(170,637)	(170,637)
Net income	—	—	—	326,880	326,880
Balances, at September 30, 2008	25,200,000	$25,200	$155,123,815	$1,836,852	$156,985,867

(1) – Share amounts have been retroactively restated from the date of inception to reflect the effect of a stock dividend paid on June 29, 2007 of one share for each five outstanding shares of common stock (see note 6).

See accompanying notes.

GSC ACQUISITION COMPANY
(a development stage company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the period from July 1, 2008 to September 30, 2008
And for the period from July 1, 2007 to September 30, 2007
And for the period from January 1, 2008 to September 30, 2008
And for the period from October 26, 2006 (date of inception) to September 30, 2008

Cash flows from operating activities	For the period from July 1, 2008 to September 30, 2008	For the period from July 1, 2007 to September 30, 2007	For the period from January 1, 2008 to September 30, 2008	For the period from October 26, 2006 (date of inception) to September 30, 2008
Net income (loss)	$(387,740)	$1,215,513	$326,880	$2,505,502
Adjustments to reconcile net loss to net cash provided by (used in ) operating activities:
Change in operating assets and liabilities:
Deferred tax asset	425	(31,523)	1,275	(22,101)
Deferred acquisition cost	(1,944,807)	—	(4,138,682)	(4,138,682)
Prepaid expense	(17,037)	(149,352)	82,531	(17,037)
Account receivable	988	(104,031)	2,335	(1,113)
Income tax receivable	(200,014)	—	(500,387)	(500,387)
Income tax payable	—	904,007	(283,296)	—
Accrued offering costs	—	(710,565)	—	—
Account payable	805,636	94,663	848,669	848,669
Accrued expenses	1,723,962	11,853	3,522,312	3,548,962
Due to affiliate	24,931	108,405	(13,083)	56,456
Net cash provided by (used in) operating activities	6,344	1,338,970	(151,446)	2,280,269

Cash flows from investing activities
Cash deposited in trust account	—	(2,283,348)	—	(201,695,000)
Cash withdrawn from trust account	177,000	—	2,514,224	5,101,224
Dividends reinvested in trust account	(648,346)	—	(2,684,978)	(6,853,846)
Net cash provided by (used in) investing activities	(471,346)	(2,283,348)	(170,754)	(203,447,622)

Cash flows from financing activities
Gross proceeds from initial public offering	—	—	—	207,000,000
Proceeds from sale of common stock to founding stockholder	—	—	—	25,000
Proceeds from sale of warrants	—	—	—	4,000,000
Repurchase of common stock	—	—	—	(4)
Payment of underwriter’s discount and offering expenses	—	(22,590)	—	(9,326,991)
Net cash provided by financing activities	—	(22,590)	—	201,698,005

Net increase (decrease) in cash	(465,002)	(966,968)	(322,200)	530,652
Cash, beginning of period	995,654	1,049,767	852,852	―
Cash, end of period	$530,652	$82,799	$530,652	$530,652

Supplemental Disclosure
Common stock, subject to possible conversion, 4,139,999 shares at $9.74 per share	$—	$—	$—	$40,338,990
Dividend income attributable to common stock subject to possible conversion (net of income taxes of $77,349, $205,651, $366,358 and $702,119 respectively)	$52,320	$251,019	$170,637	$668,650
Income taxes paid	$177,000	$—	$1,484,224	$2,701,224

See accompanying notes.

GSC ACQUISITION COMPANY
(a development stage company)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 — Organization and Nature of Business Operations

GSC ACQUISITION COMPANY (a development stage company) (the “Company”) was incorporated in Delaware on October 26, 2006. The Company was formed to acquire through merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination, one or more businesses or assets. The Company has neither engaged in any operations nor generated any revenue from operations to date. All activity through September 30, 2008  relates to the formation of the Company, its initial public offering and efforts to identify prospective target businesses described below and in Notes 3 and 7. The Company will not generate any operating revenues until after completion of its initial business combination. The Company generates non-operating income in the form of dividend income on cash and cash equivalents.  The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting By Development Stage Enterprises,” and is subject to the risks associated with activities of development stage companies.

GSCAC Holdings I LLC (“Holdings I”), GSCAC Holdings II LLC (“Holdings II”) and GSCAC Merger Sub LLC (“Merger Sub”) (collectively, the “Subsidiaries”) are Delaware limited liability companies that were formed in April 2008.  The Company owns 100% of Holdings I, which owns 100% of Holdings II, which owns 100% of Merger Sub.  As of September 30, 2008, there were no assets or liabilities and there were no activities in any of the subsidiaries.

The registration statement for the Company’s initial public offering (“IPO”) was declared effective June 25, 2007. The Company consummated the IPO on June 29, 2007 and recorded proceeds of approximately $191.5 million, net of the underwriters’ discount and commission of $14.5 million and offering costs of $1.0 million.

A total of approximately $201.7 million, including $191.5 million of the net proceeds from the IPO, $4.0 million from the sale of warrants to the Company’s first stockholder (the “Founding Stockholder”) (see Note 4) and $6.2 million of deferred underwriting discounts and commissions, has been placed in a trust account at JPMorgan Chase Bank, N.A., with the American Stock Transfer & Trust Company serving as trustee.  Except for a portion of the dividend income permitted to be released to the Company, the proceeds held in trust will not be released from the trust account until the earlier of the completion of the Company’s initial business combination or the liquidation of the Company.  Under the terms of the investment management trust agreement, up to a total of $2.4 million of dividend income earned (net of taxes payable) may be released to the Company, subject to availability.  As of September 30, 2008, the full $2.4 million had been released to the Company in accordance with those terms and the balance in the trust account was approximately $203.4 million.

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

If a Business Combination is approved and completed, any Public Stockholder voting against a Business Combination will be entitled to convert their stock into a pro rata share of the aggregate amount then on deposit in the trust account, before payment of deferred underwriting discounts and commissions and including any interest earned on their pro rata portion of the trust account, net of income taxes payable by the Company thereon, and net of the dividend income earned of $2.4 million on the balance of the trust account previously released to the Company to fund its working capital requirements. Public Stockholders who convert their stock into their share of the trust account will continue to have the right to exercise any Warrants they may hold.  As of September 30, 2008, 4,139,999 shares of common stock may be subject to conversion for cash payments of approximately $9.74 per share totaling approximately $40.3 million.

During the period from July 1, 2007 to September 30, 2008, the Company earned enough dividends to begin accreting dividend income to the common stock subject to possible conversion.  Accordingly, the Company accreted approximately $0.7 million of dividend income, net of $0.7 million of income taxes as of September 30, 2008.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principals.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principals for complete financial statements.  The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the financial statements for the period ended December 31, 2006 and the financial statements for the year ended December 31, 2007.  In our opinion, all adjustments (consisting only of normal recurring accruals) considered necessary for fair presentation have been included.  The results of operations for the period from January 1, 2008 to September 30, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008.

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

GSC ACQUISITION COMPANY
(a development stage company)

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Note 2 — Summary of Significant Accounting Policies (continued)

Basis of Presentation

Going concern consideration – As indicated in the accompanying financial statements, at September 30, 2008 the Company had unrestricted cash of $0.5 million, $0.8 million of accounts payable and $3.5 million of accrued expenses. These costs mainly relate to the pursuit of the Company’s acquisition plans and specifically the proposed merger with Complete Energy.  There is no assurance that the Company will successfully complete a Business Combination with Complete Energy (or any other entity) by June 25, 2009. As a result, the Company cannot assure that the cash available will be sufficient to cover expenses. These factors, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Cash and cash equivalents:
The Company and its Subsidiaries consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Cash and cash equivalents held in trust:
A total of approximately $201.7 million was originally placed in a trust account at JPMorgan Chase Bank, N.A., with the American Stock Transfer & Trust Company serving as trustee.  The trust proceeds are invested in the “JPMorgan 100% U.S. Treasury Securities Money Market Fund.”  The money market fund invests exclusively in direct short-term obligations of the US Treasury.  Except for a portion of the dividend income permitted to be released to the Company, the proceeds held in trust will not be released from the trust account until the earlier of the completion of the Company’s initial business combination or the liquidation of the Company.  As of September 30, 2008, the balance in the trust account was approximately $203.4 million, which includes approximately $4.2 million of dividend income earned since the inception of the trust net of approximately $2.7 million of taxes paid.

Fair Value Measurements:
The fair values of the Company’s financial instruments reflect the estimates of amounts that would be received from selling an asset in an orderly transaction between market participants at the measurement date. The fair value estimates presented in this report are based on information available to the Company as of September 30, 2008 and December 31, 2007.

In accordance with Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), the Company applies a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. The three levels are the following:

●	Level 1 – Quoted prices in active markets for identical assets or liabilities.

●
Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The fair value of cash and cash equivalents held in the trust account were estimated using Level 1 inputs and the carrying value approximates the fair value because of their nature and respective duration.  No investments were included as Level 2 or Level 3 investments during 2008.

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

Deferred acquisition costs:
Deferred acquisition costs consist principally of legal and other professional fees incurred through the consolidated balance sheet date that are related to the proposed acquisition discussed in Note 7. Deferred acquisition costs related to the proposed acquisition will be charged to expense if the acquisition is not consummated or included in the allocation of purchase price should the transaction be consummated.

Accounts payable:
Accounts payable are outstanding amounts owed to third parties principally for services rendered in connection with the Company’s effort to identify a Target Business.

Accrued expenses:
Accrued expenses are estimated costs incurred but not yet paid.  At September 30, 2008 accrued expenses consist primarily of legal fees incurred in connection with the Company’s proposed acquisition discussed in Note 7.

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

The Company agreed to pay the underwriters in the IPO an underwriter discount of 7.0% of the gross proceeds of the IPO.  However, the underwriters have agreed that a portion of the underwriter discount equal to 3.0% of the gross proceeds will not be payable unless and until the Company completes a Business Combination and have waived their right to receive such payment upon the Company’s liquidation if it is unable to complete a Business Combination.  As of September 30, 2008, such amount is $6.2 million which is included as deferred underwriting discount on the balance sheet.

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

As of September 30, 2008, the Company had reimbursed GSCP (NJ) Holdings, L.P., a total of $800,320 of which $386,943 was for IPO related expenses paid on the Company’s behalf and $413,377 was for out-of-pocket expenses incurred in connection with the Company’s efforts in identifying prospective target businesses and consummating an initial business combination.

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

On June 25, 2007 the Board of Directors declared a stock dividend to stockholders of record on June 24, 2007.  The stock dividend was paid on June 29, 2007.  One share of Common stock was issued for each five outstanding shares of Common Stock.  All references in the accompanying financial statements as of December 31, 2006 and for the period from October 26, 2006 (date of inception) to September 30, 2008 to the number of shares of common stock have been retroactively restated to reflect this transaction. These transactions were effected to ensure that the shares included in the Units sold in the IPO represented approximately 80% of the Company’s outstanding share capital.

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

In connection with the Merger, each outstanding share of common stock of the Company will be converted into one share of Class A common stock of the Company (collectively, the “Class A Shares”).  Upon consummation of the Merger, the current owners of Complete Energy would generally receive Class B units in Holdings I, which have economic rights similar to the Class A Shares but no voting rights (the “Class B Units”), and an equal number of shares of Class B common stock in the Company, which have voting rights but no economic rights (the “Class B Shares”).  In addition, the current owners of Complete Energy would receive Class C units and Class D units in Holdings I, which would entitle the holders to receive additional Class B Units and Class B Shares if the Company’s stock price reaches $14.50 or $15.50 per share for 10 consecutive trading days, respectively, in each case within five years after the closing.  Each Class B Unit plus one Class B Share would be exchangeable into one newly issued Class A Share.  Certain of the owners of Complete Energy shares may receive the non-contingent portion of their merger consideration in the form of Class A Shares in lieu of Class B Units and Class B Shares.

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

GSC ACQUISITION COMPANY
(a development stage company)

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Note 8 — Provision for Income Taxes

The Company is subject to U.S. federal, state and local income taxes. The components of the Company’s income tax provision by taxing jurisdiction for the period from January 1, 2008 to September 30, 2008 are as follows:

Current
Federal	$168,981
State & Local	531,560
Current provision (benefit) for income taxes	$700,541

Deferred
Federal	$1,275
State & Local	—
Deferred provision (benefit) for income taxes	$1,275

Total provision (benefit) for income taxes	$701,816

The Company’s effective tax rate of 68.22% differs from the federal statutory rate of 34.0% mainly due to differences relating to state and local income taxes.

The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate:

U.S. Federal Statutory Rate	34.00%
Increase (decrease) resulting from:
State and Local Income Taxes, net of Federal Benefits	34.10%
Meals and Entertainment	0.12%

Effective Tax Rate	68.22%

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

On September 20, 2006, the FASB released Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“FAS 157”). FAS 157 establishes an authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. The application of FAS 157 is required for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of FAS 157 by the Company on January 1, 2008 had no material impact to its financial statements given the development stage nature of the Company. The Company has no investment assets or liabilities that would be classified in Level II or III.

GSC ACQUISITION COMPANY
(a development stage company)

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Note 9 — Recent Accounting Pronouncements (continued)

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

     Net income for the period from October 26, 2006 (date of inception) to September 30, 2008 was approximately $2.5 million, which consisted of $6.9 million of dividend income primarily from the trust account offset by $2.2 million of formation, general and operating costs and $2.2 million of provision for income taxes. Net income for the nine months ended September 30, 2008 was approximately $0.3 million, which consisted of $2.7 million of dividend income primarily from the trust account offset by $1.7 million of formation, general and operating costs and $0.7 million of provision for income taxes.

     Net loss for the three months ended September 30, 2008 was $0.4 million compared to net income of $1.2 million for the corresponding interim period of the preceding year.  The primary factors that contributed to the $1.6 million decline in income were (1) the dividends earned on the cash held in trust were significantly lower for the three months ended September 30, 2008 due to a substantial decline in interest rates, (2) we expensed significant costs for the three months ended September 30, 2008 relating to due diligence activities in connection with potential targets for our initial Business Combination and (3) we had an income tax benefit for the three months ended September 30, 2008 due to the net loss for the period.  Net income for the three months ended September 30, 2007 was $1.2 million which consisted of $2.3 million of dividend income primarily from the trust account offset by $0.2 million of formation, general and operating costs and $0.9 million of provision for income tax.  Net loss for the three months ended September 30, 2008 was $0.4 million, which consisted of $0.6 million of dividend income primarily from the trust account offset by $1.1 million of formation, general and operating costs and $22,589 of provision for income tax benefit.

     We have incurred substantial costs related to our proposed merger with Complete Energy.  Through September 30, 2008, we recorded approximately $4.1 million of deferred acquisition costs.  As indicated in the accompanying financial statements, at September 30, 2008 the Company had unrestricted cash of $530,652 and $3,548,962 in accrued expenses. These costs mainly relate to the pursuit of the Company’s acquisition plans and specifically the proposed merger with Complete Energy.  There is no assurance that the Company will successfully complete a Business Combination with Complete Energy by June 25, 2009. As a result, the Company cannot assure that the cash available will be sufficient to cover expenses.

GSC ACQUISITION COMPANY
(a development stage company)

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Business Combination with Complete Energy Holdings, LLC

         On May 9, 2008, GSC Acquisition Company (“Company”) entered into an agreement and plan of merger (the “Merger Agreement”) with, GSCAC Holdings I LLC (“Holdings I”), GSCAC Holdings II LLC (“Holdings II”), GSCAC Merger Sub LLC (“Merger Sub”) and Complete Energy Holdings, LLC (“Complete Energy”).  Complete Energy, an independent power producer, owns and operates two natural gas-fired combined cycle power generation facilities. The 1,022 MW La Paloma generating facility (“La Paloma”), located 110 miles northwest of Los Angeles, serves energy-constrained California. The 837 MW Batesville generating facility (“Batesville”), located in northern Mississippi, serves the Southeast region of the U.S. The Company owns 100% of Holdings I, which owns 100% of Holdings II, which owns 100% of Merger Sub.  Pursuant to the Merger Agreement the Company will indirectly acquire Complete Energy by way of a merger of Merger Sub into Complete Energy, with Complete Energy being the surviving entity and thereby becoming an indirect subsidiary of the Company (the “Merger”). In connection with the proposed merger, the Company filed a preliminary proxy statement on Schedule 14A with the Securities and Exchange Commission on July 29, 2008, which was amended on October 10, 2008.

In connection with the Merger, each outstanding share of common stock of the Company will be converted into one share of Class A common stock of the Company (collectively, the “Class A Shares”).  Upon consummation of the Merger, the current owners of Complete Energy would generally receive Class B units in Holdings I, which have economic rights similar to the Class A Shares but no voting rights (the “Class B Units”), and an equal number of shares of Class B common stock in the Company, which have voting rights but no economic rights (the “Class B Shares”).  In addition, the current owners of Complete Energy would receive Class C units and Class D units in Holdings I, which would entitle the holders to receive additional Class B Units and Class B Shares if the Company’s stock price reaches $14.50 or $15.50 per share for 10 consecutive trading days, respectively, in each case within five years after the closing.  Each Class B Unit plus one Class B Share would be exchangeable into one newly issued Class A Share.  Certain of the owners of Complete Energy shares may receive the non-contingent portion of their merger consideration in the form of Class A Shares in lieu of Class B Units and Class B Shares.

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

The Merger and related transactions have been unanimously approved by the Company’s board of directors and the holders of all of the membership interests in Complete Energy that are required for such approval, but are subject the approval of the Company’s stockholders, including a majority of the shares of common stock of the Company issued in its IPO.  In addition, the Merger may not be completed if holders of more than 20% of the sold in the IPO vote against the merger and properly exercise their conversion rights, as set forth in the Company’s certificate of incorporation.  There can be no assurance that the Merger will be consummated.

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

As of September 30, 2008, approximately $203.4 million was held in trust.

Net proceeds from our initial public offering and private placement of warrants placed in trust	$195,485,000
Deferred underwriters’ discounts and commissions	6,210,000
Total interest received to date for investments held in trust account	6,853,846
Less total interest disbursed to us for working capital through September 30, 2008	(2,400,000)
Less total taxes paid through September 30, 2008	(2,701,224)

Total funds held in trust account at September 30, 2008	$203,447,622

We have incurred, and expect to continue to incur, substantial costs related to our proposed merger with Complete Energy.  As of September 30, 2008, we had approximately $0.5 million of unrestricted cash available for completing our merger with Complete Energy for payment of approximately $3.5 million of accrued expenses and for general corporate purposes. As a result, we cannot assure you that the cash we have available will be sufficient to cover our expenses. Deferred acquisition costs associated with the proposed merger were approximately $4.1 million as of September 30, 2008.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices.  $197.7 million of the net IPO proceeds (which includes $6.2 million of the proceeds attributable to the underwriters’ deferred discount from the IPO) has been placed in a trust account at JPMorgan Chase Bank, N.A., with the American Stock Transfer & Trust Company as trustee. As of September 30, 2008, the balance of the trust account was $203.4 million. The proceeds held in trust will only be invested in U.S. government securities having a maturity of 180 days or less or in money market funds which invest principally in either short-term securities issued or guaranteed by the United States having the highest rating from a recognized credit rating agency or tax exempt municipal bonds issued by governmental entities located within the United States or otherwise meeting the conditions under Rule 2a-7 under the Investment Company Act.

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

Changes in Internal Controls over Financial Reporting

     As a result of the evaluation completed by Mr. Frank, we have concluded that there were no changes during the fiscal quarter ended September 30, 2008 in our internal controls over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings.

     None.

ITEM 1A. Risk Factors.

We operate in an environment that involves a number of significant risks and uncertainties.  Other than the Risk Factors disclosed in our preliminary proxy statement on Schedule 14A filed with the Securities and Exchange Commission on July 29, 2008, as amended on October 10, 2008, which are incorporated herein by reference (including any amendment thereto), there have been no material changes in our risk factors disclosed in our Annual Repot on Form 10-K for the year ended December 31, 2007.

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

On June 25, 2007, our board of directors declared a stock dividend to stockholders of record on June 24, 2007.  The stock dividend was paid on June 29, 2007.  One share of common stock was issued for each five outstanding shares of Common Stock.  All references in the accompanying financial statements as of December 31, 2006 and for the period from October 26, 2006 (date of inception) to September 30, 2008 to the number of shares of common stock have been retroactively restated to reflect this transaction.

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

As of September 30, 2008, we had incurred an aggregate of approximately $1.1 million in organizational and offering related expenses (excluding underwriters discount and commissions), which have been paid out of the proceeds of our IPO not held in trust and our withdrawal of interest earned on the funds held in trust.  Up to $2.4 million of dividend income earned on the funds held in trust may be released to us, all of which had been released as of September 30, 2008, for the following purposes:

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

As of September 30, 2008, approximately $203.4 million was held in a trust account.  We intend to use $195.5 million of such funds to consummate our initial Business Combination as described in more detail under Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources.

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

GSC ACQUISITION COMPANY

November 11, 2008	By:	/s/ Peter Frank
		Name:	Peter Frank
		Title:	Chief Executive Officer and Principal Accounting and Financial Officer