Form 10-K
period 2008-12-31
GSC Acquisition Co
filed 2009-02-27
CIK 1381117

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-K

____________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 001-33553

____________________

GSC ACQUISITION COMPANY
(Name of Issuer in Its Charter)

____________________

Delaware	20-5779392
(State of Incorporation)	(Issuer I.R.S. Employer I.D. Number)

500 Campus Drive, Suite 220, Florham Park, New Jersey	07932
(Address of principal executive offices)	(zip code)

(973) 437-1000
(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Units consisting of one share of Common Stock, par value $.001 per share, and one Warrant	NYSE Alternext US LLC
Common Stock, $.001 par value per share	NYSE Alternext US LLC
Warrants to purchase shares of Common Stock	NYSE Alternext US LLC

Securities registered pursuant to Section 12(g) of the Act:  None

____________________

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

Large accelerated filer  ☐    Accelerated filer  ☒

Non-accelerated filer  ☐    Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☒    No  ☐

As of June 30, 2008 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the Registrant’s Common Stock (based on the closing price on the American Stock Exchange on that date) held by non-affiliates of the Registrant was approximately $194.6 million.

As of February 26, 2009, there were 25,200,000 shares of Common Stock, $.001 par value per share, outstanding.

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

References to “we,” “us,” or the Company are to GSC Acquisition Company in this Annual Report on Form 10-K.

GSC Acquisition Company is a blank check company formed on October 26, 2006 for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination, one or more businesses or assets, which we refer to as our initial Business Combination.  Our efforts in identifying a prospective target business have not been limited to a particular industry.  Instead we have focused on industries and target businesses in the United States and Europe that may provide significant opportunity for growth.  As discussed below, on May 9, 2008 we entered into an agreement and plan of merger for a proposed initial Business Combination; we have not yet consummated our initial Business Combination and there can be no assurance that we will consummate an initial Business Combination with Complete Energy or any other target business.

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

A total of approximately $201.7 million, including $191.5 million of the IPO proceeds net of the underwriters’ discount and commission of $14.5 million and offering costs of $1.0 million, $4.0 million from the sale of warrants to the Founding Stockholder and $6.2 million of deferred underwriting discounts and commissions, has been placed in a trust account at JPMorgan Chase Bank, N.A., with the American Stock Transfer & Trust Company serving as trustee. The $6.2 million deferred underwriting discounts and commissions are not be payable unless and until we complete a Business Combination.  The underwriters have waived their right to receive such payment upon our liquidation if we are unable to complete a Business Combination.  Such amount of $6.2 million is included as deferred underwriting discount on the balance sheet as of December 31, 2008. Except for a portion of the interest income permitted to be released to us, the proceeds held in trust will not be released from the trust account until the earlier of the completion of our initial Business Combination or our liquidation.  Under the terms of the investment management trust agreement, up to a total of $2.4 million of interest income (net of taxes payable) could be released to us, subject to availability.  As of December 31, 2008, all of the available $2.4 million had been released to us in accordance with these terms and the balance in the trust account was approximately $203.5 million.

All activity through December 31, 2008 relates to the formation of the Company, our IPO, efforts to identify prospective target businesses and our negotiation and execution of the Merger Agreement referred to below and our efforts to consummate the merger thereunder.  We are not presently engaged in, and we will not engage in, any substantive commercial business until we consummate a Business Combination. We intend to utilize our cash, including the funds held in the trust account, capital stock, debt or a combination of the foregoing in effecting a Business Combination.

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

In connection with the proposed Merger, each outstanding share of common stock of the Company will be converted into one share of Class A common stock of the Company (collectively, the “Class A Shares”).  Upon consummation of the Merger, the current owners of Complete Energy would generally receive Class B units in Holdings I, which have economic rights similar to the Class A Shares but no voting rights (the “Class B Units”), and an equal number of shares of Class B common stock in the Company, which have voting rights but no economic rights (the “Class B Shares”).  In addition, the current owners of Complete Energy would receive Class C units and Class D units in Holdings I, which would entitle the holders to receive additional Class B Units and Class B Shares if the Company’s stock price reaches $14.50 or $15.50 per share for 10 consecutive trading days, respectively, in each case within five years after the closing.  Each Class B Unit plus one Class B Share would be exchangeable into one newly issued Class A Share.  Certain of the owners of Complete Energy shares may receive the non-contingent portion of their merger consideration in the form of Class A Shares in lieu of Class B Units and Class B Shares.

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

The Merger and related transactions have been unanimously approved by the Company’s board of directors and the holders of all of the membership interests in Complete Energy that are required for such approval, but are subject to the approval of the Company’s stockholders, including a majority of the shares of common stock of the Company issued in its IPO.  In addition, the Merger may not be completed if holders of more than 20% of the shares sold in the IPO vote against the merger and properly exercise their conversion rights, as set forth in the Company’s certificate of incorporation.  The Merger Agreement may be terminated by either the Company or Complete Energy by written notice to the other party. There can be no assurance that the Merger will be consummated.

For a more complete discussion of our proposed Business Combination, including the risks relating to the proposed acquisition of Complete Energy, see our preliminary proxy statement on Schedule 14A filed with the Securities and Exchange Commission on July 29, 2008, as amended on October 10, 2008. The proxy statement filed with the Securities and Exchange Commission is preliminary and will be amended prior to any mailing of a definitive proxy statement to stockholders.

We do not expect that the Merger and related transactions will be consummated without amending the Merger Agreement and related documents, if at all.  We are exploring alternatives for restructuring the proposed Merger with the goal of consummating the Merger, after such restructuring, by June 25, 2009.  On February 25, 2009, we, our subsidiaries and Complete Energy executed a waiver agreement under the Merger Agreement, pursuant to which certain exclusivity provisions of the Merger Agreement were waived, allowing us, Complete Energy and our respective affiliates and representatives to, among other things, initiate discussions with third parties concerning a merger, sale or other business combination, provided that neither we nor Complete Energy, nor any of our respective affiliates or representatives, will enter into a contract with respect to such a transaction without the consent of the other.  As a result of the waiver agreement, we may solicit or initiate discussions with, and enter into negotiations with, other potential target businesses in an effort to consummate an initial Business Combination.

Selection of a target business and structuring of a Business Combination

As noted above, we have identified Complete Energy as the proposed target business for our initial Business Combination.  If we determine that we are unlikely to consummate our initial Business Combination with Complete Energy, we may seek to identify a different target business and to consummate an initial Business Combination with such target business by June 25, 2009.  In that case, our efforts in identifying prospective target businesses would not be limited to a particular industry.  Instead, we would focus on various industries and target businesses in the United States and Europe that may provide significant opportunities for growth.  We anticipate that target business candidates would be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Our officers and directors as well as their affiliates might also bring to our attention target business candidates.  In no event will we pay the Founding

Stockholder, any of our officers, directors or GSC Group or our or their affiliates for any finder’s fees, reimbursements or cash payments or other compensation for services rendered to us prior to or in connection with the consummation of a Business Combination, other than a payment of an aggregate of $7,500 per month to GSCP (NJ) Holdings, L.P., an affiliate of our Founding Stockholder for office space, secretarial and administrative services; and reimbursement for any out-of-pocket expenses related to our IPO or identifying, investigating and consummating an initial Business Combination. Our audit committee will review and approve all payments made to our Founding Stockholder, officers, directors or our or their affiliates, other than the $7,500 per month payment described in the prior sentence, and any payments made to members of our audit committee will be reviewed and approved by our board of directors, with any interested director abstaining from such review and approval.

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

Subject to the requirement that our initial Business Combination must be with a business that satisfies the criteria of a target business at the time of such initial Business Combination, our management has virtually unrestricted flexibility in identifying and selecting a prospective target business (subject to the exclusivity provisions of the Merger Agreement). However, we will only consummate a Business Combination in which we become the controlling shareholder of the target. The key factors that we will rely on in determining controlling shareholder status would be our acquisition of at least 51% of the voting equity interests of the target company and control of the majority of any governing body of the target company. We will not consider any transaction that does not meet such criteria. In addition, we will not enter into our initial Business Combination with any entity in which any of our officers, directors or GSC Group or its affiliates has a financial interest.

In evaluating any prospective target business if we do not pursue an initial Business Combination with Complete Energy, our management will consider a variety of criteria and guidelines, including the following:

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

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial Business Combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management to our business objective. In evaluating any additional prospective target business, we expect to conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as review of financial and other information which will be made available to us.

The time required to select and evaluate any additional potential target business and to structure (or in the case of the Merger Agreement, restructure) and complete an initial Business Combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. We expect that due diligence of any additional prospective target businesses will be performed by some or all of our officers, directors and GSC Group investment professionals. We may engage market research firms or third-party consultants to assist us with performing due diligence and valuations of any target business. To date, we have incurred costs in our efforts to identify and evaluate potential target businesses and in negotiating and executing the Merger Agreement.  To the extent we decide to pursue a target business other than Complete Energy, we will incur additional costs with respect to the identification and evaluation of such a prospective target business.  The costs incurred, and that we may incur, in evaluating prospective target businesses with which an initial Business Combination is not ultimately completed reduce the funds we can use to complete an initial Business Combination.

Fair Market Value of Target Business

As noted above, the initial target business that we acquire must have a fair market value equal to at least 80% of the balance in the trust account (excluding deferred underwriting discounts of $6.2 million) at the time of such acquisition. The fair market value of such business will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). Should we decide to pursue another target business, if our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business has sufficient fair market value.

Lack of business diversification

While we may seek to effect Business Combinations with more than one target business if we do not pursue an initial Business Combination with Complete Energy, our initial Business Combination must involve one or more target businesses whose collective fair market value meets the criteria discussed above at the time of such initial Business Combination. Consequently, we expect to complete only a single Initial Business Combination, although this could entail a simultaneous combination with several operating businesses. At the time of our initial Business Combination, we may not be able to acquire more than one target business because of various factors, including complex accounting or financial reporting issues. For example, we may need to present pro forma financial statements reflecting the operations of several target businesses as if they had been combined historically.

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

Limited ability to evaluate the target business’s management

We will independently evaluate the quality and experience of the existing management of any other target business we may choose to consider, and will make an assessment as to whether or not they should be replaced on a case-by-case basis. As an example, a company in weak financial condition may be experiencing difficulties because of its capitalization and not because of its operations, in which case operating management may not need to be replaced.

Although we would intend to closely scrutinize the management of any additional prospective target business when evaluating the desirability of effecting an initial Business Combination with that business, we cannot assure you that our assessment of any such target business’s management will prove to be correct. In addition, we cannot assure you that management of such target business will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in such a target business cannot be stated with any certainty. While it is possible that one or more of our officers and directors will remain associated in some capacity with us following our initial Business Combination, we would expect that a final determination of their continued involvement with the business upon completion of an initial Business Combination would be made jointly with our board of directors and based on the facts and circumstances at the time. The goal of our board of directors will be to ensure that they select the best management team to pursue our business strategy. If they determine that the incumbent management of an acquired business should be replaced and that one or more of our officers and directors is the best available replacement, it is possible that some of our officers or directors will devote some or all of their efforts to our affairs subsequent to our initial Business Combination.

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

Opportunity for stockholder approval of Business Combination

We will seek stockholder approval before effecting any Business Combination, even if the proposed Business Combination would not ordinarily require stockholder approval under applicable state law.  In connection with the stockholder vote required to approve any Business Combination, our Founding Stockholder and two of our directors have agreed to vote the shares of common stock they owned immediately before this IPO in accordance with the majority of the shares of common stock voted by the Public Stockholders. This voting arrangement shall not apply to any shares purchased by the Founding Stockholder and such directors in the open market. “Public Stockholders” is defined as the holders of the common stock sold as part of the Units in the IPO (“IPO Shares”) or in the secondary market. The Company will proceed with a Business Combination, whether with Complete Energy or another target business, only if a quorum is constituted and a majority of the IPO Shares voted by the Public Stockholders, in person or by proxy, are voted in favor of the proposed Business Combination and Public Stockholders holding not more than 20% of the IPO Shares (minus one share) vote against the Business Combination and exercise their conversion rights (as described below). If a majority of the shares of common stock voted by the Public Stockholders are not voted in favor of a proposed initial Business Combination, we may combine with a different target business meeting the fair market value criterion described above so long as such combination is approved by public stockholders prior to June 25, 2009.

In connection with seeking stockholder approval of a proposed Business Combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Exchange Act, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business.

Conversion rights

At the time we seek stockholder approval of any Business Combination, we will offer the holders of IPO Shares (but not any of our Founders to the extent they purchased IPO Shares) the right to have such shares converted to cash if the stockholder votes against the Business Combination and the Business Combination is approved and completed. The actual per-share conversion price will be equal to the amount in the trust account (before payment of deferred underwriting discounts and commissions and including interest earned on their pro rata portion of the trust account, net of income taxes payable on such interest and net of interest income of $2.4 million on the trust account balance previously released to us to fund our working capital requirements), as of two business days prior to the consummation of the Business Combination, divided by the total number of IPO Shares. As of December 31, 2008, the per-share conversion price was approximately $9.90. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed Business Combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the Business Combination and the Business Combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a Business Combination. We will not complete any Business Combination if stockholders owning 20% or more of the IPO Shares both vote against the Business Combination and exercise their conversion rights. Holders of IPO Shares who convert their stock into their share of the trust account still have the right to exercise any warrants they continue to hold.

Liquidation if no Business Combination

If we do not effect a Business Combination by June 25, 2009, we will dissolve and distribute to our Public Stockholders on a pro rata basis the amount in the trust account at such time (less any income taxes payable on interest income and $2.4 million of interest income released to us to fund our working capital requirements as well as interest income of up to $75,000 that may be released to us should we have no or insufficient working capital remaining to fund the costs and expenses of liquidation) plus any remaining net assets of the Company not used for or reserved to pay obligations and claims or such other corporate expenses relating to or arising from our plan of dissolution and distribution, including costs of dissolving and liquidating the Company.  In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including trust account assets) will be less than the price per Unit in the IPO (assuming no value is attributed to the Warrants contained in the Units). Our Founding Stockholder and two of our directors who owned shares of our common stock immediately prior to our IPO (“Initial Founder’s Shares”) whom we refer to collectively as our “Founders”, have waived their rights to participate in any liquidation distribution with respect to their Initial Founder’s Shares. There will be no distribution from the trust account with respect to our warrants, which will expire worthless if we liquidate.

If we were to expend all of the net proceeds of our IPO, other than the proceeds deposited in the trust account, and without taking into account interest earned on the trust account, the initial per-share liquidation price would be $9.74 or $0.26 less than the public offering per unit price of $10.00.  However, the proceeds deposited in the trust account could become subject to the claims of our creditors which could be prior to the claims of our public stockholders.  As of December 31, 2008, the per-share liquidation price was $9.90; however, we cannot assure you that if we liquidate, the actual per share liquidation price will not be less than $9.90.

Competition

In identifying, evaluating and selecting any other target business for our initial Business Combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, as well as operating businesses seeking acquisitions. Many of these entities are well established and have extensive experience identifying and effecting Business Combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. While we believe there are numerous potential target businesses with which we could combine if we choose not to pursue an initial Business Combination with Complete Energy, our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore:

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

In addition, a number of other blank check companies completed initial public offerings in 2008 and are now seeking to complete an initial Business Combination.  See “Risk Factors – We may face significant competition from numerous other companies with a business plan similar to ours seeking to effectuate a Business Combination.”  Any of these factors may place us at a competitive disadvantage in successfully negotiating a Business Combination.

Employees

We currently have two officers. These individuals are not obligated to devote any specific number of hours to our business and intend to devote only as much time as they deem necessary to our business. We do not expect to have any full-time employees prior to the consummation of a Business Combination.

Where You Can Find Additional Information

GSC Acquisition Company files current, annual and quarterly reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’), with the SEC. You may read and copy any document the company files at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549, U.S.A. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public from the SEC’s internet site at http://www.sec.gov.

Our public internet site is http://www.gscac.com. We will make available free of charge through our internet site, via a link to the SEC’s internet site at http://www.sec.gov, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Posted on our website in the ‘‘Corporate Governance’’ section, and available in print upon request of any stockholder to our company, are charters for the company’s Audit Committee, Governance and Nominating Committee and our Code of Conduct and Ethics governing our directors, officers and employees. You will need to have Adobe Acrobat Reader software installed on your computer to view these documents, which are in PDF format.

ITEM 1A.	RISK FACTORS

You should consider carefully the risk factors described below. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline and you could lose all or part of your investment.

Risks associated with our business

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our audited financial statements for the fiscal year ended December 31, 2008, were prepared under the assumption that we will continue our operations as a going concern. Our registered independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Continued operations to consummate an initial Business Combination by June 25, 2008 depend on our ability to meet our existing debt obligations and the financing or other capital required to do so may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

We are a development stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a development stage company with limited operating results. Because we lack an operating history, you have no basis on which to evaluate our ability to achieve our business objective of completing an initial Business Combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target businesses concerning an initial Business Combination and may be unable to complete an initial Business Combination. We will not generate any revenues from operating activities until, at the earliest, after completing an initial Business Combination. We cannot assure you as to when, or if, an initial Business Combination will occur. If we expend all of the funds not held in trust and interest income earned of up to $2.4 million on the balance of the trust account that may be released to us to fund our working capital requirements in seeking an initial Business Combination, all of which has been released as of December 31, 2008, but fail to complete such an initial combination, we may never generate any operating revenues.

We may not be able to consummate our initial Business Combination within the required time frame, in which case we would be forced to dissolve and liquidate.

We must complete our initial Business Combination with one or more target businesses that have a fair market value of at least 80% of the amount held in our trust account at the time of the initial Business Combination (excluding deferred underwriting discounts and commissions of $6.2 million) by June 25, 2009. If we fail to consummate a Business Combination by June 25, 2009, we will be forced to dissolve and liquidate. While we have signed a Merger Agreement with Complete Energy Holdings, we do not expect that we will be able to consummate that Business Combination on the terms and conditions reflected in the Merger Agreement, and we may not be able to consummate such merger at all.  A number of factors may prevent us from consummating the proposed initial Business Combination with Complete Energy, or with any other target business, including the terms of the proposed merger, general economic conditions, the per-share amount of cash in the trust account, other investment opportunities available to our stockholders, and the amount of time remaining to make any necessary filings with the Securities and Exchange Commission and to prepare and mail a definitive proxy statement to our stockholders.

While we may decide to pursue other target businesses, we may not be able to find a suitable target business or businesses within the required time frame. In addition, our negotiating position and our ability to conduct adequate due diligence on any potential target business may be reduced as we approach June 25, 2009, the deadline for the consummation of an initial Business Combination.

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

If we are unable to complete an initial Business Combination and must liquidate our assets, the per-share liquidation distribution will be less than $10.00 because of the expenses of the IPO, our general and administrative expenses and the costs of seeking an initial Business Combination. As of December 31, 2008, the per-share liquidation distribution would have been approximately $9.90.  Furthermore, our outstanding warrants are not entitled to participate in a liquidation distribution and the warrants will therefore expire worthless if we liquidate before completing an initial Business Combination. As a result, the purchasers of our shares and warrants may realize less than $10 for each such share, and may not receive any money for such warrant.

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

You are not entitled to protections normally afforded to investors in blank check companies.

Since we have net tangible assets in excess of $5 million, the SEC has taken the position that we are exempt from Rule 419 under the Securities Act, which is designed to protect investors in blank check companies. Accordingly, investors in our securities do not receive the benefits or protections of Rule 419. Among other things, this means we will have a longer period of time to complete a Business Combination in some circumstances than do companies subject to Rule 419. Moreover, offerings subject to Rule 419 would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our consummation of an initial Business Combination.

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

If third parties bring claims against us, or if we go bankrupt, the proceeds held in trust could be reduced and the per-share liquidation price received by you could be less than approximately $9.90 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although prior to completion of our initial Business Combination, we will seek to have third parties (including any vendors and any other entities with which we enter into a contractual relationship) or any prospective target businesses enter into valid and enforceable agreements with us waiving any right, title, interest or claim of any kind in or to any assets held in the trust account, not all third parties engaged by us to date have been willing to sign such waiver agreements, and there is no guarantee that all third parties will agree to execute such agreements in the future. It is also possible that such waiver agreements would be held unenforceable and there is no guarantee that the third parties would not otherwise challenge the agreements and later bring claims against the trust account for amounts owed them. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Further, we could be subject to claims from parties not in contract with us who have not executed a waiver, such as a third party claiming tortious interference as a result of our initial Business Combination. Accordingly, the proceeds held in trust could be subject to claims that would take priority over the claims of our public stockholders and, as a result, the per-share liquidation price could be less than the approximately $9.90 per share in the trust account as of December 31, 2008. Our Founding Stockholder has agreed that it will be liable to us if and to the extent claims by third parties reduce the amounts in the trust account available for payment to our stockholders in the event of a liquidation and the claims are made by a vendor for services rendered or products sold to us, a third party with which we entered into a contractual relationship or any prospective target business. However, the agreement entered into by our Founding Stockholder specifically provides for two exceptions to the indemnity given: there will be no liability (1) as to any claimed amounts owed to a third party who executed a valid and enforceable waiver, or (2) as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. Furthermore, there could be claims from parties other than vendors, third parties with which we entered into a contractual relationship or target businesses that would not be covered by the indemnity from our Founding Stockholder, such as shareholders and other claimants who are not parties in contract with us who file a claim for damages against us. Based on representations as to its status as an accredited investor (as such term is defined in Regulation D under the Securities Act) and that it has sufficient funds available to it to satisfy its obligations to indemnify us, we currently believe that our Founding Stockholder is capable of funding its indemnity obligations, even though we have not asked it to reserve for such an eventuality. We cannot assure you, however, that it would be able to satisfy those obligations.

In addition, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you that we will be able to return at least approximately $9.90 per share.

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

We depend on the limited funds available outside of the trust account to complete our initial Business Combination.

As of December 31, 2008, we had cash and cash equivalents of $18,027.  Interest income earned on the proceeds held in the trust account in the amount of $2.4 million has already been released to us during the period from the consummation of our initial public offering through December 31, 2008, and we are not entitled to the release of any additional amounts from the trust account prior to the consummation of initial Business Combination or, in the case of our liquidation, an additional $75,000 under certain circumstances.  We will depend on the incurrence of indebtedness to provide us with the additional working capital we will need to complete our initial Business Combination (and should we decide to pursue target businesses other than Complete Energy, to identify and evaluate one or more such target businesses). There can be no assurance that adequate funds will be available to us to consummate an initial Business Combination. If we have insufficient funds available, we may be forced to liquidate.

Because of our limited resources and the significant competition for Business Combination opportunities we may not be able to consummate an attractive initial Business Combination.

Should we decide to pursue an initial Business Combination with a target business other than Complete Energy, we would expect to encounter intense competition from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds, private equity funds and public and private companies (including blank check companies like ours). Many of these entities are well established and have extensive experience in identifying and effecting Business Combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses would be limited by our available financial resources. This inherent competitive limitation would give others an advantage in pursuing the acquisition of certain target businesses. In addition, the fact that only a limited number of blank check companies have completed a Business Combination may be an indication that there are only a limited number of attractive target businesses available to such entities or that many potential target businesses may not be inclined to enter into Business Combinations with publicly held blank check companies like ours. Further:

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

There are numerous other blank check companies that completed IPOs. While some of these blank check companies have specific industries in which they must complete a Business Combination, others may consummate a Business Combination in any industry they choose, as in our case. We may therefore be subject to competition from these companies, which will increase demand for potential target companies to combine with in an initial Business Combination should we seek any other target business. Further, the fact that only a limited number of blank check companies have completed a Business Combination may be an indication that there are limited attractive targets available to such companies or that many potential target businesses may not be inclined to enter into Business Combinations with publicly held blank check companies like us. Numerous blank check companies have completed IPOs and then dissolved or begun proceedings to dissolve as a result of being unable to complete an initial Business Combination within the required time. We cannot assure you that we will be able to successfully compete for an attractive Business Combination or that we will be able to effectuate a Business Combination by June 25, 2009. If we are unable to find a suitable target business within such time period, we will be forced to liquidate. We also expect to face significant competition from companies other than blank check companies. See “—Because of our limited resources and the significant competition for Business Combination opportunities we may not be able to consummate an attractive initial Business Combination.” immediately above.

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

In addition, we may require additional capital – in the form of debt, equity, or a combination of both – to operate or grow any potential business we may acquire. There can be no assurance that we will be able to obtain such additional capital if it is required. If we fail to secure such financing, this failure could have a material adverse effect on the operations or growth of the combined business. None of our officers or directors or any other party is required to provide any financing to us in connection with, or following, our initial Business Combination.

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

Our Founding Stockholder owns approximately 20% of our issued and outstanding shares of common stock. Our Founding Stockholder and Messrs. Goodwin, Sebastian, Detweiler and McKinnon have agreed, in connection with the stockholder vote required to approve our initial Business Combination, to vote any Initial Founder’s Shares they directly or indirectly own in accordance with the majority of the shares of common stock voted by the public stockholders, and our Founding Stockholder and each of our officers and directors has also agreed that if it, he or she acquires shares of common stock, it, he or she, as applicable, will vote all such acquired shares in favor of our initial Business Combination. Accordingly, shares of common stock owned by our Founding Stockholder will not have the same voting or conversion rights as our public stockholders with respect to a potential Business Combination, and neither our Founding Stockholder, nor any of our officers or directors will be able to exercise the conversion rights with respect to any of our shares that it, he or she holds or may acquire.

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

Our ability to effect our initial Business Combination successfully will be largely dependent upon the efforts of our officers and directors. While Messrs. Frank and Kaufman will resign as officers following consummation of our initial Business Combination, Messrs. Eckert, Frank, Goodwin, Kaufman, Sebastian, Detweiler and McKinnon may remain as directors of the combined entity. Since it is possible that a director may remain after a Business Combination, a director may have a conflict of interest if such director is more likely to remain as a director or receive an attractive compensation arrangement in connection with a combination with one potential target business versus another. Such interests, if any, may influence the selection of the ultimate target for our initial Business Combination.

We may have only limited ability to evaluate the management of the target business.

If we decide to pursue an initial Business Combination with a target business other than Complete Energy, we may have only limited ability to evaluate the management of the target business, in particular given the June 25, 2009 liquidation date. Although we intend to closely scrutinize the management of a prospective target business in connection with evaluating the desirability of effecting a Business Combination, we cannot assure you that our assessment of management will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company and the securities laws, which could increase the time and resources we must expend to assist them in becoming familiar with the complex disclosure and financial reporting requirements imposed on U.S. public companies. This could be expensive and time-consuming and could lead to various regulatory issues that may adversely affect the price of our stock.

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

The investigation of each specific target business (including those we decided not to pursue) and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments with Complete Energy has required substantial management time and attention and we have incurred substantial costs for accountants, attorneys, and others. If we decide not to seek to complete a Business Combination with Complete Energy, the costs incurred will not be recoverable. Furthermore, we may fail to consummate an initial Business Combination with Complete Energy, or any other target business, for any number of reasons, including reasons beyond our control, such as that 20% or more of our public stockholders vote against the transaction and opt to convert their stock into a pro rata share of the trust account even if a majority of our stockholders approve the transaction. Any such event will result in a loss to us of the related costs incurred, which could materially and adversely affect subsequent attempts to consummate an initial Business Combination.

Interest income from the trust account may not be sufficient to pay for dissolution and liquidation of the trust.

We may not have funds sufficient to cover the costs and expenses associated with implementing any plan of distribution.  To the extent that there is any interest accrued in the trust account not required to pay income taxes on interest income earned on the trust account balance, we could request that the trustee release to us an additional amount of up to $75,000 of such accrued interest to pay those costs and expenses, beyond the $2.4 million already released to us. There can be no assurance that any such additional interest will be available, or if available, will be sufficient to cover the costs of our dissolution. While our Founding Stockholder has agreed to reimburse us for certain costs in such a case, such reimbursement excludes special, indirect or consequential costs, such as litigation, pertaining to the dissolution and liquidation.

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

Pursuant to a registration rights agreement entered into concurrently with our IPO, our Founding Stockholder and Messrs. Goodwin and McKinnon can demand that we register the resale of the Initial Founder’s Shares and our Founding Stockholder can demand that we register the Initial Founder’s Warrants and the shares of common stock issuable upon exercise of the Initial Founder’s Warrants. The registration rights will be exercisable with respect to the Initial Founder’s Shares at any time after the date on which the relevant securities are no longer subject to transfer restrictions, and with respect to the warrants and the underlying shares of common stock after the warrants become exercisable by their terms. We will bear the cost of registering these securities. If our Founding Stockholder and Messrs. Goodwin and McKinnon exercise their registration rights in full, there will be an additional 4,500,000 shares of common stock and up to 4,000,000 shares of common stock issuable on exercise of the warrants eligible for trading in the public market. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of the registration rights may make our initial Business Combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our common stock that is expected when the securities owned by our Founding Stockholder or Messrs. Goodwin and McKinnon are registered.

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

The NYSE Alternext US may delist our securities, which could limit investors’ ability to transact in our securities and subject us to additional trading restrictions.

On February 10, 2009, we received notice from the staff of the NYSE Alternext US (the “Exchange”) that, based on their review of publicly available information, we are not considered to be in compliance with Section 704 of the Exchange’s Company Guide in that we did not hold an annual meeting of its stockholders during 2008.  In order to maintain the listing of our common stock on Exchange, we must submit a plan by March 10, 2009, advising the Exchange of the actions we have taken, or will take, that will bring us into compliance by August 11, 2009.  While we currently intend to submit such a plan, there can be no assurance that we will submit a plan. Assuming a plan is submitted, if the Exchange accepts the Plan, then the Company may be able to continue its listing during the time up to August 11, 2009, but during that time we will be subject to periodic review by the Exchange to determine whether we are making progress consistent with our plan. If we do not submit a plan or we submit a plan that is not accepted by the Exchange, then we expect that we will become subject to delisting proceedings by the Exchange.  Furthermore, if we submit a Plan that is accepted but we are not in compliance with the continued listing standards at August 11, 2009, or we do not make progress consistent with our plan during the time up to August 11, 2009, then we expect that the Exchange would initiate delisting proceedings.

In addition, should we consummate an initial Business Combination, it is likely that the Exchange would require us to file a new initial listing application and meet its initial listing requirements, as opposed to its more lenient continued listing requirements, at the time of our initial Business Combination. We cannot assure you that we will be able to meet those initial listing requirements at that time, or that we would qualify for listing on either the NYSE or the NASDAQ.

If the Exchange subsequently delists our securities from trading, we could face significant consequences, including:

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

In addition, we would no longer be subject to Exchange rules, including rules requiring us to have a certain number of independent directors and to meet other corporate governance standards, which investors may consider material.

If we acquire a target business with operations located outside the United States, we may encounter risks specific to other countries in which such target business operates.

If we decide to pursue an initial business combination with a target business other than Complete Energy and acquire a company that has operations outside the United States, we will be exposed to risks that could negatively impact our future results of operations following our initial Business Combination. The additional risks we may be exposed to in these cases include, but are not limited to:

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

Because we must furnish our stockholders with target business financial statements prepared in accordance with and reconciled to U.S. generally accepted accounting principles or prepared in accordance with International Financial Reporting Standards, we will not be able to complete an initial Business Combination with some prospective target businesses unless their financial statements are first reconciled to U.S. generally accepted accounting principles or prepared in accordance with International Financial Reporting Standards.

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

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units, common stock and warrants are listed on the NYSE Alternext US under the symbols GGA.U, GGA and GGA.WS, respectively. The following table sets forth the range of high and low sales prices for the units, common stock and warrants for the periods indicated since the units commenced public trading on June 25, 2007, and since the common stock and warrants commenced public trading on July 9, 2007.

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
2009:
First Quarter*	9.52	9.22	9.64	9.33	.07	.02
2008:
Fourth Quarter	9.15	8.76	9.40	8.80	.18	.15
Third Quarter	9.96	9.27	9.50	9.30	.79	.20
Second Quarter	10.23	9.55	9.50	9.15	.98	.36
First Quarter	10.41	9.65	9.45	9.16	1.20	.45
2007:
Fourth Quarter	10.56	10.11	9.45	9.10	1.40	1.02
Third Quarter	10.71	9.95	9.30	9.01	1.45	.95
Second Quarter**	10.34	10.00

*   Through February 25, 2009
** Commenced public trading on June 25, 2007

Holders

As of January 27, 2009, there was one holder of record of our units, four holders of record of our common stock and three holders of record of our warrants.

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

Stock Price Performance Graph

The graph below compares the cumulative total return of our common stock from July 9, 2007, the date that our common stock first became separately tradable, through December 31, 2008 with the comparable cumulative return of two indices, the S&P 500 Index and the Dow Jones Industrial Average Index. The graph plots the growth in value of an initial investment of $100 in each of our common stock, the Dow Jones Industrial Average Index and the S&P 500 Index over the indicated time periods, and assuming reinvestment of all dividends, if any, paid on our securities. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data set forth below is derived from our audited financial statements. This selected financial data should be read in conjunction with the section under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements included elsewhere in this Annual Report on Form 10-K:

	Year Ended December 31, 2008	Year Ended December 31, 2007	For the Period from October 26, 2006 (inception) to December 31, 2008
Total Revenues	$—	$—	$—
Operating loss	(1,831,635)	(394,252)	(2,364,306)
Dividend income	2,903,080	4,188,213	7,091,293
Net income	274,453	2,317,041	2,453,075
Earnings per share diluted	0.01	0.11	0.10
Weighted average shares outstanding diluted	29,941,796	20,340,577	24,239,876
Working capital *	657,937	576,383	657,937
Total assets *	208,684,432	204,256,112	208,684,432
Stockholders’ equity *	156,953,018	156,829,624	156,953,018

* As of December 31, 2008 and December 31, 2007

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have neither engaged in any operations nor generated any revenues from operations to date. Our entire activity since inception has been to prepare for and consummate our IPO, to identify and investigate potential targets for a Business Combination and to negotiate the Merger Agreement and seek to consummate the proposed Merger. We will not generate any operating revenues until consummation of a Business Combination. We generate non-operating income in the form of interest and dividend income on cash and cash equivalents.

Net income for the period from October 26, 2006 (date of inception) to December 31, 2008 was approximately $2.5 million, which consisted of $7.1 million of dividend income primarily from the trust account offset by $2.4 million of formation, general and administrative costs and $2.3 million of provision for income taxes.

Net income for the period from January 1, 2008 to December 31, 2008 was approximately $0.3 million, which consisted of $2.9 million of dividend income primarily from the trust account offset by $1.8 million of formation, general and administrative costs and $0.8 million of provision for income taxes.  Net income for the period from January 1, 2007 to December 31, 2007 was approximately $2.3 million, which consisted of $4.2 million of dividend income primarily from the trust account offset by $0.4 million of formation, general and administrative costs and $1.5 million of provision for income taxes. The primary factors that contributed to the $2.0 million decline in net income for the year ended December 31, 2008 as compared to the year ended December 31, 2007 were (1) the dividends earned on the cash held in trust were significantly lower for the year ended December 31, 2008 due to a substantial decline in interest rates, (2) we expensed significant costs for the year ended December 31, 2008 relating to due diligence activities in connection with potential targets for our initial Business Combination and (3) the provision for income tax represented a greater percentage of income due to the calculation of state income taxes based on weighted capital which was significantly higher for the year ended December 31, 2008 as compared to prior year.

We have incurred substantial costs related to our proposed merger with Complete Energy.  Through December 31, 2008, we recorded approximately $4.6 million of deferred acquisition costs.  As indicated in the accompanying financial statements, at December 31, 2008 the Company had unrestricted cash of $18,027 and $3.4 million in accrued expenses. These costs mainly relate to the pursuit of the Company’s acquisition plans and specifically the proposed merger with Complete Energy.  There is no assurance that the Company will successfully complete a Business Combination with Complete Energy or any other target business by June 25, 2009.  No additional funds may be released from the trust account prior to the consummation of our initial Business Combination or the liquidation of the Company. As a result, the Company cannot assure that the cash available will be sufficient to cover expenses.

Business Combination with Complete Energy Holdings, LLC

On May 9, 2008, GSC Acquisition Company (“Company”) entered into an agreement and plan of merger (the “Merger Agreement”) with, GSCAC Holdings I LLC (“Holdings I”), GSCAC Holdings II LLC (“Holdings II”), GSCAC Merger Sub LLC (“Merger Sub”) and Complete Energy Holdings, LLC (“Complete Energy”).  Complete Energy, an independent power producer, owns and operates two natural gas-fired combined cycle power generation facilities. The 1,022 MW La Paloma generating facility (“La Paloma”), located 110 miles northwest of Los Angeles, serves energy-constrained California. The 837 MW Batesville generating facility (“Batesville”), located in northern Mississippi, serves the Southeast region of the U.S. The Company owns 100% of Holdings I, which owns 100% of Holdings II, which owns 100% of Merger Sub.  Pursuant to the Merger Agreement the Company will indirectly acquire Complete Energy by way of a merger of Merger Sub into Complete Energy, with Complete Energy being the surviving entity and thereby becoming an indirect subsidiary of the Company (the “Merger”). In connection with the proposed merger, the Company filed a preliminary proxy statement on Schedule 14A with the Securities and Exchange Commission on July 29, 2008, which was amended on October 10, 2008. We do not expect that the Merger and related transactions will be consummated without amending the Merger Agreement and related documents.  We are exploring alternatives for restructuring the proposed Merger with the goal of consummating the Merger, after such restructuring, by June 25, 2009.  In addition, we may solicit or initiate discussions with, and enter into negotiations or, with the consent of Complete Energy or the termination of the Merger Agreement, agreements with, other potential target businesses in an effort to consummate an initial Business Combination.

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

Liquidity and Capital Resources

A total of approximately $201.7 million, including $191.5 million of the net proceeds from the IPO, $4.0 million from the sale of warrants to the Founding Stockholder and $6.2 million of deferred underwriting discounts and commissions, was placed in trust, except for $50,000 that was made available to us for working capital needs.  We expect that most of the proceeds held in the trust account will be used as consideration to pay the sellers of a target business or businesses with which we ultimately complete our initial Business Combination or to fund operations upon consummation of our initial Business Combination.  We have used substantially all of the net proceeds of this IPO not held in the trust account to pay expenses in locating and acquiring a target business, including identifying and evaluating prospective acquisition candidates, selecting Complete Energy as the target business, and structuring, negotiating and consummating our initial Business Combination. To the extent that shares of our capital stock or debt financing is used in whole or in part as consideration to effect our initial Business Combination, any proceeds remaining held in the trust account as well as any other net proceeds not expended will be made available for general corporate purposes, including to finance the operations of the combined business.  Should we decide to pursue a target business other than Complete Energy, we would expect to focus on potential target businesses with valuations greater than or equal to 80% of the amount held in the trust account (excluding deferred underwriting discounts and commissions of $6.2 million).  We believe that the funds placed in trust, together with other available funds, including from the issuance of additional equity and/or the issuance of debt, would support the acquisition of such a target business. Such debt securities may include a long term debt facility, a high-yield notes offering or mezzanine debt financing, and depending upon the business of the target company, inventory, receivable or other secured asset-based financing. The need for and mix of additional equity and/or debt would depend on many factors. The proposed funding for any such Business Combination would be disclosed in the proxy statement relating to the required shareholder approval.

As of December 31, 2008, approximately $203.5 million was held in trust.

Net proceeds from our initial public offering and private placement of warrants placed in trust	$195,485,000
Deferred underwriters’ discounts and commissions	6,210,000
Total interest received to date for investments held in trust account	7,054,691
Less total interest disbursed to us for working capital through December 31, 2008	(2,400,000)
Less total taxes paid through December 31, 2008	(2,878,224)

Total funds held in trust account at December 31, 2008	$203,471,467

We have incurred, and expect to continue to incur, substantial costs related to our proposed merger with Complete Energy.  As of December 31, 2008, we had $18,027 of unrestricted cash available for completing our merger with Complete Energy, for payment of approximately $4.5 million of current liabilities, and for general corporate purposes. As a result, we cannot assure you that the cash we have available will be sufficient to cover our expenses. Deferred acquisition costs associated with the proposed merger were approximately $4.6 million as of December 31, 2008.

We may need to obtain additional financing either to consummate our initial Business Combination or because we become obligated to convert into cash a significant number of shares of public stockholders voting against our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our working capital needs and satisfy our other obligations. While we have entered into discussions with GSC Group regarding its willingness to lend us money for working capital purposes, we have not entered into any agreement with the GSC Group, or anyone else, to provide loans to us, and before we may incur any indebtedness, Complete Energy’s consent is required under the terms of the Merger Agreement (or the Merger Agreement must be terminated).  There can be no assurance that we will be able to arrange any loans, or if we do, that any such loans will be sufficient to meet our working capital needs.  Our audited financial statements for the fiscal year ended December 31, 2008, were prepared under the assumption that we will continue our operations as a going concern. Our registered independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Continued operations to consummate an initial Business Combination are dependent on our ability to meet our existing debt obligations and the financing or other capital required to do so may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

The Company will adopt FAS 141R as of January 1, 2009.  In accordance with the requirements of FAS 141R, the Company will expense acquisition costs related to the proposed Business Combination discussed in Note 7.  As of December 31, 2008 acquisition cost total $4.6 million and is presented on balance sheet as deferred acquisition costs.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices.  $197.7 million of the net IPO proceeds (which includes $6.2 million of the proceeds attributable to the underwriters’ deferred discount from the IPO) has been placed in a trust account at JPMorgan Chase Bank, N.A., with the American Stock Transfer & Trust Company as trustee. As of December 31, 2008, the balance of the trust account was $203.5 million. The proceeds held in trust will only be invested in U.S. government securities having a maturity of 180 days or less or in money market funds which invest principally in either short-term securities issued or guaranteed by the United States having the highest rating from a recognized credit rating agency or tax exempt municipal bonds issued by governmental entities located within the United States or otherwise meeting the conditions under Rule 2a-7 under the Investment Company Act.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based upon his evaluation of the firm’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the year covered by this 2008 Form 10-K, the firm’s Chief Executive Officer and Principal Financial Officer has concluded that such controls and procedures are effective. There were no changes in the firm’s internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management’s report on the firm’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act), and the related report of our independent public accounting firm, are set forth under Item 8 of this Annual Report on Form 10-K.

We have filed as an exhibit to this Form 10-K the certification of our Chief Executive Officer and Principal Accounting Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 (as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

ITEM 9B.	OTHER INFORMATION

On February 25, 2009, we, our subsidiaries and Complete Energy executed a waiver agreement under the Merger Agreement, pursuant to which certain exclusivity provisions of the Merger Agreement were waived, allowing us, Complete Energy and our respective affiliates and representatives to, among other things, initiate discussions with third parties concerning a merger, sale or other business combination, provided that neither we nor Complete Energy, nor any of our respective affiliates or representatives, will enter into a contract with respect to such a transaction without the consent of the other.  As a result of the waiver agreement, we may solicit or initiate discussions with, and enter into negotiations with, other potential target businesses in an effort to consummate an initial Business Combination.  A copy of the waiver agreement is attached as Exhibit 10.20 to this Annual Report on Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Alfred C. Eckert III	60	Chairman of the Board of Directors
Peter R. Frank	61	Chief Executive Officer and Director
Matthew C. Kaufman	38	President and Director
James K. Goodwin	62	Director
Richard A. McKinnon	68	Director
Richard W. Detweiler	67	Director
Daniel R. Sebastian	62	Director

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

Richard A. McKinnon, Director. Mr. McKinnon is currently the President of Management Recruiters International, Inc., or MRI, a subsidiary of CDI Corporation. He joined MRI in October 2008.  Prior to MRI Mr. McKinnon was a private investor and consultant.  He was President and Chief Executive officer of Amadeus North America from 2000 to 2004. Prior to joining Amadeus, Mr. McKinnon held senior executive positions with various companies in the leisure industry. Mr. McKinnon graduated from the United States Military Academy with a B.S. degree and from Emory University School of Law with a J.D. degree.

Richard W. Detweiler, Director.  Mr. Detweiler is a managing director and owner of Carlisle Enterprises, LLC, a private equity investment firm.  Mr. Detweiler joined Carlisle Enterprises, LLC in 1996.  Mr. Detweiler is a member of the board of directors of Aeromet Holding, Inc., Hyco International, Inc. and UVP, Inc.

Daniel R. Sebastian, Director.   Mr. Sebastian assumed his current position of President and Chief Executive Officer of MW Industries, Inc., a manufacturer of springs and specialty fasteners in July 1995.  Mr. Sebastian is a member of the board of directors of Scovill Inc. and the Spring Manufacturers Institute.  Mr. Sebastian graduated from Waterbury State Technical Institute and Lehigh University with a degree in metallurgical engineering and is also a graduate of the University of Michigan Manufacturing Executive Program.

Number and Terms of Office of Directors

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Messrs. Goodwin and Kaufman, will expire at our first annual meeting of stockholders following the IPO. The term of office of the second class of directors, consisting of Messrs. Detweiler, Frank and McKinnon, will expire at the second annual meeting of stockholders following the IPO. The term of office of the third class of directors, consisting of Messrs. Eckert and Sebastian, will expire at the third annual meeting of stockholders following the IPO.

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

Director Independence

Our securities are listed on the NYSE Alternext US (formerly the American Stock Exchange) and we intend to seek to have our securities approved for listing on the NYSE or NASDAQ following completion of the proposed Merger. The NYSE Alternext US, the NYSE and NASDAQ require that a majority of our board must be composed of “independent directors.”  In addition, Rule 10A-3 of the Exchange Act and the listing requirements of the NYSE Alternext US, the NYSE and NASDAQ require that the members of our audit committee satisfy independence standards.

Our board of directors has determined that Messrs. Goodwin, McKinnon, Detweiler and Sebastian are “independent directors” as such term is defined in the rules of the NYSE Alternext US and Rule 10A-3 of the Exchange Act.

In addition, our board of directors has determined that Messrs. Goodwin, McKinnon and Sebastian, the current members of our audit committee, are “independent” within the meaning of Rule 10A-3 and the listing requirements of the NYSE Alternext US.

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

Corporate Governance

Nominating Committee

Guidelines for Selecting Director Nominees
Our board of directors has established a governance and nominating committee which currently consists of Messrs. Goodwin, McKinnon and Detweiler, with Mr. Goodwin serving as chair. The governance and nominating committee held committee meetings on May 5, 2008, June 24, 2008 and August 8, 2008. Our governance and nominating committee’s charter can be obtained at http://ir.gscac.com/. The responsibilities of our governance and nominating committee include, among other things:

•	recommending qualified candidates for election to our board of directors;

•	evaluating and reviewing the performance of existing directors;

•	making recommendations to our board of directors regarding governance matters, including our certificate of incorporation, bylaws and charters of our committees; and

•	developing and recommending to our board of directors governance and nominating guidelines and principles applicable to us.

The guidelines for selecting nominees, which are specified in the Governance and Nominating Committee Charter, generally provide that persons to be nominated should be actively engaged in business endeavors, have an understanding of financial statements, corporate budgeting and capital structure, be familiar with the requirements of a publicly traded company, be familiar with industries relevant to our business endeavors, be willing to devote significant time to the oversight duties of the board of directors of a public company, and be able to promote a diversity of views based on the person’s education, experience and professional employment. The governance and nominating committee evaluates each individual in the context of the board as a whole, with the objective of recommending a group of persons that can best implement our business plan, perpetuate our business and represent stockholder interests. The governance and nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time. The governance and nominating committee does not distinguish among nominees recommended by stockholders and other persons.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

 Audit Committee

Our board of directors has established an audit committee which currently consists of Messrs. Goodwin, McKinnon and Sebastian with Mr. Sebastian serving as chair.   Our audit committee charter can be obtained at http://ir.gscac.com/. The audit committee has held committee meetings on each of August 8, 2007, November 8, 2007, February 27, 2008, May 5, 2008, August 8, 2008 and November 6, 2008. As required by the rules of the American Stock Exchange, each of the members of our audit committee is able to read and understand fundamental financial statements, and we consider Mr. Sebastian to qualify as an “audit committee financial expert” and as “financially sophisticated” as defined under SEC and American Stock Exchange rules, respectively. The responsibilities of our audit committee will include:

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

None of our executive officers or directors has received any compensation for service rendered.  Since our formation we have not granted any stock options or stock appreciation rights and have not adopted any long-term incentive plans.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of February 25, 2009 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Approximate Percentage of Outstanding Common Stock
Mr. Eckert	–		–
Mr. Frank	–		–
Mr. Kaufman	–		–
Mr. Detweiler	–		–
Mr. Sebastian	–		–
Mr. Goodwin	22,500		*
Mr. McKinnon	22,500		*
GSC Secondary Interest Fund, LLC	4,455,000	(2)	17.7%
Fir Tree, Inc. (3)	2,500,000	(4)	9.9%
HBK Investments L.P. (5)	2,465,625	(6)	9.8%
Azimuth Opportunity, Ltd. (7)	1,763,063	(8)	7.0%
Basso Capital Management, L.P. (9)	633,100	(10)	2.5%
QVT Financial LP (11)	1,339,025	(12)	5.3%
Millennium Management LLC (13)	1,164,600	(14)	4.6%
All executive officers and directors as a group (7 individuals)	45,000		0.2%
______________________________________
*	Less than 1%
(1)	Unless otherwise indicated, the business address of each of the individuals is 500 Campus Drive, Suite 220, Florham Park, New Jersey 07932.
(2)
Represents shares of common stock held by GSC Secondary Interest Fund, LLC. GSC Secondary Interest Fund, LLC, is a single member Delaware limited liability company (“GSC Secondary”).  The single member of GSC Secondary is GSC Group, Inc., a Delaware corporation (“GSC Group”).  Through the ownership of 100% of the Class A Common Stock of GSC Group, GSC Active Partners Holdings, L.P., a Delaware limited partnership (“GSC Active Holdings”) holds a majority of the dividend interest and the voting interest in GSC Group.  GSC Active Partners, Inc., a Delaware corporation (“GSC Active”) is the general partner of GSC Active Holdings.  The foregoing information was derived from Amendment No. 1 to a Schedule 13G filed with the SEC on February 13, 2009.

(3)	The business address of Fir Tree Inc. is 505 Fifth Avenue 23rd Floor New York, New York 10017.
(4)
Represents (i) 1,260,000 shares of Common Stock held by Fir Tree SPAC Holdings 1, LLC (“SPAC Holdings 1”) and 1,240,000 shares of Common Stock held by Fir Tree SPAC Holdings 2, LLC (“SPAC Holdings 2”).  Fir Tree SPAC Master Fund, LP, a Cayman Islands exempted limited partnership, is the sole member of SPAC Holdings 1 and SPAC Holdings 2, and Fir Tree, Inc. (“Fir Tree”) is the investment manager of SPAC Holdings 1 and SPAC Holdings 2.  Fir Tree has been granted investment discretion over the Common Stock held by SPAC Holdings 1 and SPAC Holdings 2. The foregoing information was derived from Amendment No. 1 to a Schedule 13G filed with the SEC on February 10, 2009.

(5)	The business address of HBK Investments L.P. is 2101 Cedar Springs Road, Suite 700, Dallas, Texas 75201.
(6)
Represents shares of common stock held by HBK Investments L.P. HBK Investments L.P. has delegated discretion to vote and dispose of the shares of common stock to HBK Services LLC (“Services”); Services may delegate discretion to vote and dispose of certain of the shares of common stock to HBK New York LLC, a Delaware limited liability company, HBK Virginia LLC, a Delaware limited liability company, and/or HBK Europe Management LLP, a limited liability partnership organized under the laws of the United Kingdom (collectively, the “Subadvisors”).  Each of Services and the Subadvisors is under common control with HBK Investments L.P. The foregoing information was derived from Amendment No. 2 to a Schedule 13G filed with the SEC on January 28, 2009.

(7)
The business address of Azimuth Opportunity, Ltd. and Commerce Court Value, Ltd. is c/o Ogier Qwomar Complex, 4th Floor P.O. Box 3170 Road Town, Tortola, British Virgin Islands.  The business address of Peter W. Poole is 4th Floor, Rodus Building, Road Reef, PO Box 765, Road Town, Tortola, British Virgin Islands.

(8)
Represents (i) 1,087,524 shares of common stock held by Azimuth Opportunity, Ltd. and (ii) 675,539 shares of common stock held by Commerce Court Value, Ltd.  Peter W. Poole is the Director of Commerce Court Value, Ltd. and Azimuth Opportunity, Ltd.  The foregoing information was derived from Amendment No. 3 to a Schedule 13G filed with the SEC on February 13, 2009.

(9)	The business address of Basso Capital Management, L.P. is 1266 East Main Street, 4th Floor, Stamford, Connecticut 06902.
(10)
Represents 633,100 shares of common stock held by Basso Multi-Strategy Holding Fund Ltd.  Basso Capital Management, L.P. (“BCM”) is the investment manager of Basso Multi-Strategy Holding Fund Ltd.  Basso GP, LLC is the general partner of BCM.  The controlling persons of Basso GP are Howard Fischer, Philip Platek, John Lepore and Dwight Nelson. The foregoing information was derived from Amendment No. 1 to a Schedule 13G filed with the SEC on February 17, 2009.

(11)	The business address of QVT Financial LP and QVT Financial GP LLC is 1177 Avenue of the Americas, 9th Floor New York, New York 10036.
(12)
Represents (i) 1,092,167 shares of common stock held by QVT Fund LP (“QVT Fund”), (ii) 120,211 shares of Common Stock held by Quintessence Fund L.P. (“Quintessence”) and (iii) 126,647 shares of Common Stock held by a separate discretionary account managed for a third party (the “Separate Account”).  QVT Financial LP (“QVT Financial”) is the investment manager for QVT Fund, Quintessence and the Separate Account.  QVT Financial GP LLC is the General Partner of QVT Financial. The foregoing information was derived from Amendment No. 1 to a Schedule 13G filed with the SEC on January 30, 2009.

(13)	The business address of Millenco LLC, Millennium Management LLC and Israel A. Englander is 666 Fifth Avenue, New York, New York 10103.
(14)
Represents 1,164,600 shares of common stock held by Millenco LLC. Millennium Management LLC is the investment manager of Millenco LLC and Israel A. Englander is the managing member of Millennium Management LLC. The foregoing information was derived from Amendment No. 2 to a Schedule 13G filed with the SEC on June 23, 2008.

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

Our Founding Stockholder and Messrs. Goodwin and McKinnon have agreed not to sell or transfer the Initial Founder’s Shares until June 29, 2010 and not to sell or transfer the Initial Founder’s Warrants until after we complete our initial Business Combination, except in each case to permitted transferees who agree to be subject to the same transfer restrictions and vote in accordance with the majority of shares of common stock voted by the Public Stockholders in connection with our initial Business Combination. We refer to these agreements with our Founding Stockholder and Messrs. Goodwin and McKinnon and their permitted transferees as a “lock-up agreement.”  The permitted transferees under the lock-up agreements are our officers, directors and employees, and other persons or entities associated with GSC Group.  During the lock-up period, our Founding Stockholder and Messrs. Goodwin and McKinnon and any permitted transferees to whom they transfer shares of common stock will retain all other rights of holders of our common stock, including, without limitation, the right to vote their shares of common stock (except that our Founding Stockholder and Messrs. Goodwin and McKinnon have agreed to vote the Initial Founder’s Shares in accordance with the majority of the shares of common stock voted by our Public Stockholders in connection with the vote on any initial Business Combination) and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be subject to the lock-up agreement. If we are unable to affect our initial Business Combination and liquidate, our Founding Stockholder and Messrs. Goodwin and McKinnon have waived the right to receive any portion of the liquidation proceeds with respect to the Initial Founder’s Shares. Any permitted transferees to whom the Initial Founder’s Shares are transferred will also agree to waive that right.

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

We will reimburse our officers, directors and affiliates, including GSC Group and its employees, for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and Business Combinations. Subject to availability of proceeds not placed in the trust account and the interest income of $2.4 million on the balance in the trust account released to us, there is no limit on the amount of out-of-pocket expenses that could be incurred. Our audit committee will review and approve all payments made to our officers, directors and affiliates, including GSC Group, other than the payment of an aggregate of $7,500 per month to GSCP (NJ) Holdings, L.P. for office space, secretarial and administrative services, and any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval. To the extent such out-of-pocket expenses exceed the available proceeds not deposited in the trust account and the interest income of $2.4 million on the balance in the trust account released to us, such out-of-pocket expenses would not be reimbursed by us unless we consummate an initial Business Combination.

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

Audit Fees

During the fiscal year ended December 31, 2008, audit fees for our independent registered public accounting firm were $105,000.

During the period from October 26, 2006 (inception) to December 31, 2008, fees for our independent registered public accounting firm were $35,820 for the services they performed in connection with our initial public offering, including the financial statements included in the Form 8-K filed with the Securities and Exchange Commission on June 29, 2007.

Tax Fees

During the fiscal year ended December 31, 2008, our independent registered public accounting firm rendered services to us for tax compliance, tax advice and tax planning in the amount of $26,000.

Advisory Fees

During the fiscal year ended December 31, 2008, our independent registered public accounting firm provided due diligence services in connection with our efforts in identifying a prospective target business in the amount of $500,000.

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

(3)	Exhibits

EXHIBIT INDEX

Exhibit Number	Description
1.1	Form of Underwriting Agreement[1]
2.1	Agreement and Plan of Merger, dated as of May 9, 2008, by and among GSC Acquisition Company, GSCAC Holdings I LLC, GSCAC Holdings II LLC, GSCAC Merger Sub LLC and Complete Energy Holdings, LLC [2]
2.1	Merger Consideration Calculation [3]
3.1	Certificate of Amended and Restated Certificate of Incorporation[4]
3.2	Form of Bylaws[1]
4.1	Specimen Unit Certificate[1]
4.2	Specimen Common Stock Certificate[1]
4.3	Form of Warrant Agreement between the Company and American Stock Transfer & Trust Company[1]
4.4	Form of Warrant Certificate[1]
10.1	Form of Letter Agreement among the Company and GSC Secondary Interest Fund, LLC[1]
10.2	Form of Letter Agreement between the Company and each of the directors and officers of the Company[1]
10.3	Initial Founder’s Securities Purchase Agreement, dated as of November 7, 2006, between the Company and GSC Secondary Interest Fund, LLC[1]
10.4	Form of Registration Rights Agreement between the Company, certain directors of the Company and GSC Secondary Interest Fund, LLC[1]
10.5	Form of Indemnity Agreement between the Company and each of its directors and officers[1]
10.6	Investment Management Trust Agreement by and between the Registrant and American Stock Transfer & Trust Company
10.7	Amended Form of Right of First Review Agreement between the Company and GSC Group, Inc.[1]
10.8	Initial Founder’s Securities Purchase Agreement, dated as of December 21, 2006, between the Company, GSC Secondary Interest Fund, LLC, James K. Goodwin and Edward A. Mueller[1]
10.9	Initial Founder’s Securities Purchase Agreement, dated as of December 21, 2006, between the Company, GSC Secondary Interest Fund, LLC and Richard A. McKinnon[1]
10.10	Repurchase Agreement and Amendment to Initial Founder’s Securities Purchase Agreement, dated as of May 29, 2007, between the Company and GSC Secondary Interest Fund, LLC[1]
10.11	Repurchase Agreement, dated as of May 29, 2007, between the Company, James K. Goodwin, Richard A. McKinnon and Edward A. Mueller[1]
10.12
Consent, Exchange and Preemptive Rights Agreement, dated as of May 9, 2008, by and among CEH/La Paloma Holding Company, LLC, Complete Energy Holdings, LLC, Lori A. Cuervo, Hugh A. Tarpley and Peter J. Dailey, GSC Acquisition Company, GSCAC Holdings I LLC, GSCAC Holdings II LLC, GSCAC Merger Sub LLC, TCW Asset Management Company and the Note Holders and Option Holders party thereto [5]

10.13	Employment Agreement, dated as of May 9, 2008, by and among CEP Operating Company LLC, GSC Acquisition Company and Hugh A. Tarpley[6]

1 Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-138832), which was declared effective on June 25, 2007.

2 Incorporated by reference to exhibit 2.1 of the Company’s current report on Form 8-K filed on May 12, 2008.

3 Incorporated by reference to exhibit 2.2 of the Company’s current report on Form 8-K filed on May 12, 2008.

4 Incorporated by reference to exhibit 1.1 of the Company’s current report on Form 8-K filed on July 2, 2007.

5 Incorporated by reference to exhibit 10.3 to the Company’s current report on Form 8-K filed on May 12, 2008

10.14	Employment Agreement, dated as of May 9, 2008, by and among CEP Operating Company LLC, GSC Acquisition Company and Lori A. Cuervo[7]
10.15	CEH Unitholder Consent and Release Agreement, dated as of May 9, 2008, by and among Lori A. Cuervo, Hugh A. Tarpley and Peter J. Dailey, Complete Energy Holdings LLC and GSC Acquisition Company [8]
10.16	Amendment to Registration Rights Agreement, dated as of May 9, 2008, by and among GSC Acquisition Company, GSC Secondary Interest Fund, LLC, James K. Goodwin and Richard A. McKinnon [9]
10.17	Non-Solicitation and Confidentiality Agreement dated as of May 9, 2008 between GSC Acquisition Company and Peter J. Dailey [10]
10.18	Initial Founder’s Shares Transfer Agreement June 24, 2008 among GSC Acquisition Company, GSC Secondary Interest Fund, LLC and Richard W. Detweiler[11]
10.19	Initial Founder’s Shares Transfer Agreement dated June 24, 2008 among GSC Acquisition Company, GSC Secondary Interest Fund, LLC and Daniel R. Sebastian[12]
10.20	Waiver Agreement dated as of February 25, 2009 among the registrant, GSCAC Holdings I LLC, GSCAC Holdings II LLC, GSCAC Merger Sub LLC and Complete Energy Holdings, LLC.
21.1	Subsidiaries of GSC Acquisition Company
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

6 Incorporated by reference to exhibit 10.4 to the Company’s current report on Form 8-K filed on May 12, 2008.

7 Incorporated by reference to exhibit 10.5 to the Company’s current report on Form 8-K filed on May 12, 2008.

8 Incorporated by reference to exhibit 10.6 to the Company’s current report on Form 8-K filed on May 12, 2008.

9 Incorporated by reference to exhibit 10.7 to the Company’s current report on Form 8-K filed on May 12, 2008

10 Incorporated by reference to exhibit 10.8 to the Company’s current report on Form 8-K filed on May 12, 2008

11 Incorporated by reference to exhibit 99.1 to the Company’s current report on Form 8-K filed on June 25, 2008

12 Incorporated by reference to exhibit 99.2 to the Company’s current report on Form 8-K filed on June 25, 2008

Management’s Report on Internal Control over Financial Reporting

Management of GSC Acquisition Company and subsidiaries (the ‘‘Company’’), is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with generally accepted accounting principles in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2008, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2008 was effective.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company’s internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, the Company’s independent registered public accounting firm, as stated in their attestation report included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of GSC Acquisition Company:

We have audited GSC Acquisition Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). GSC Acquisition Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying financial statements. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, GSC Acquisition Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of GSC Acquisition Company (a development stage company) (the “Company”) as of December 31, 2007 and 2008, and the related consolidated statements of operations, cash flows and Stockholders’ equity for the years ended December 31, 2007 and 2008 and for the period from October 26, 2006 (date of inception) to December 31, 2008 of GSC Acquisition Company and our report dated February 26, 2009 expressed an unqualified opinion thereon.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 2, the Company has a working capital deficiency.  This condition raises substantial doubt about the Company’s ability to continue as a going concern.  The December 31, 2008 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

New York, NY

February 26, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of GSC Acquisition Company:

We have audited the accompanying consolidated balance sheets of GSC Acquisition Company (a development stage company) (the “Company”) as of December 31, 2007 and 2008, and the related consolidated statements of operations, cash flows and Stockholders’ equity for the years ended December 31, 2007 and 2008 and for the period from October 26, 2006 (date of inception) to December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GSC Acquisition Company at December 31, 2007 and 2008, and the consolidated results of its operations, its cash flows and changes in Stockholders’ equity for years ended December 31, 2007 and 2008 and for the period from October 26, 2006 to December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), GSC Acquisition Company's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2009 expressed an unqualified opinion thereon.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 2, the Company has a working capital deficiency.  This condition raises substantial doubt about the Company’s ability to continue as a going concern.  The December 31, 2008 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

New York, NY
February 26, 2009

GSC ACQUISITION COMPANY
 (a development stage company)

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31, 2008	December 31, 2007
Current assets:
Cash and cash equivalents	$18,027	$852,852
Prepaid expense	16,785	99,568
Account receivable	95	3,448
Income tax receivable	582,636	—
Deferred acquisition cost	4,573,746	—
Total current assets	5,191,289	955,868
Cash and cash equivalents held in trust	203,471,467	203,276,868
Deferred tax asset	21,676	23,376
Total assets	$208,684,432	$204,256,112

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued expenses	$3,368,275	$26,650
Income tax payable	—	283,296
Due to affiliate	559,230	69,539
Account Payable	605,847	—
Total current liabilities	4,533,352	379,485
Deferred underwriting discount	6,210,000	6,210,000
Total liabilities	10,743,352	6,589,485
Common stock, subject to possible conversion, 4,139,999 shares at $9.74 per share	40,338,990	40,338,990
Dividend income attributable to common stock subject to possible conversion (net of income taxes of $761,865 and $335,761 at December 31, 2008 and December 31, 2007, respectively)	649,072	498,013

Stockholders’ equity (1)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 25,200,000 shares issued and outstanding	25,200	25,200
Additional paid-in capital	155,123,815	155,123,815
Retained earnings	1,804,003	1,680,609
Total stockholders’ equity	156,953,018	156,829,624

Total liabilities and stockholders’ equity	$208,684,432	$204,256,112
(1) – Share amounts have been retroactively restated from the date of inception to reflect the effect of a stock dividend of one share for each five outstanding shares of common stock (see note 6).

See accompanying notes.

GSC ACQUISITION COMPANY
(a development stage company)

CONSOLIDATED STATEMENT OF OPERATIONS

For the year ended December 31, 2008
And for the year ended December 31, 2007
And for the period from October 26, 2006 (date of inception) to December 31, 2008

	For the year ended December 31, 2008	For the year ended December 31, 2007	For the period from October 26, 2006 (date of inception) to December 31, 2008
Formation, general and administrative expenses	$1,741,635	$349,252	$2,229,306
Administrative fee	90,000	45,000	135,000
Operating loss	(1,831,635)	(394,252)	(2,364,306)
Dividend income	2,903,080	4,188,213	7,091,293
Income before provision for income tax	1,071,445	3,793,961	4,726,987
Provision for income tax	796,992	1,476,920	2,273,912
Net income	$274,453	$2,317,041	$2,453,075

Less: Dividend income attributable to common stock subject to possible conversion (net of income taxes of $426,105, $335,761, and $761,865 respectively)	(151,059)	(498,013)	(649,072)
Pro forma net income attributable to common stock not subject to possible conversion	$123,394	$1,819,028	$1,804,003

Net income per share (1):
Basic	$0.01	$0.15	$0.13
Diluted	$0.01	$0.11	$0.10
Weighted average shares outstanding (1):
Basic	25,200,000	15,776,446	19,553,093
Diluted	29,941,796	20,340,577	24,239,876

(1) – Share amounts have been retroactively restated from the date of inception to reflect the effect of a stock dividend of one share for each five outstanding shares of common stock (see note 6).

See accompanying notes.

GSC ACQUISITION COMPANY
(a development stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the year ended December 31, 2008
And for the year ended December 31, 2007
And for the period from October 26, 2006 (date of inception) to December 31, 2006

	Common Stock (1)		Additional Paid-in	Earnings Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity
Common shares issued	6,562,500	$6,563	$18,437	$—	$25,000
Net loss	—	—	—	(138,419)	(138,419)
Balances, at December 31, 2006	6,562,500	6,563	18,437	(138,419)	(113,419)

Common stock repurchased from founding stockholder and directors for $4.00	(2,062,500)	(2,063)	2,059	—	(4)
Sale of 20,700,000 units, net of underwriting discounts and offering costs	20,700,000	20,700	191,442,309	—	191,463,009
Net proceeds subject to possible conversion of 4,139,999 shares	—	—	(40,338,990)	—	(40,338,990)
Proceeds from sale of warrants to founding stockholder	—	—	4,000,000	—	4,000,000
Dividend income attributable to common stock subject to possible conversion	—	—	—	(498,013)	(498,013)
Net income	—	—	—	2,317,041	2,317,041
Balances, at December 31, 2007	25,200,000	25,200	155,123,815	1,680,609	156,829,624
Dividend income attributable to common stock subject to possible conversion	—	—	—	(151,059)	(151,059)
Net income	—	—	—	274,453	274,453
Balances, at December 31, 2008	25,200,000	$25,200	$155,123,815	$1,804,003	$156,953,018

(1) – Share amounts have been retroactively restated from the date of inception to reflect the effect of a stock dividend of one share for each five outstanding shares of common stock (see note 6).

See accompanying notes.

GSC ACQUISITION COMPANY
(a development stage company)

CONSOLIDATED STATEMENT OF CASH FLOWS

For the year ended December 31, 2008
And for the year ended December 31, 2007
And for the period from October 26, 2006 (date of inception) to December 31, 2008

Cash flows from operating activities	For the year ended December 31, 2008	For the year ended December 31, 2007	For the period from October 26, 2006 (date of inception) to December 31, 2008
Net income	$274,453	$2,317,041	$2,453,075
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Change in operating assets and liabilities:
Deferred offering costs	—	190,122	—
Deferred tax asset	1,700	(23,376)	(21,676)
Prepaid expense	82,783	(99,568)	(16,785)
Account receivable	3,353	(3,448)	(95)
Income tax payable	(283,296)	283,296	—
Accrued expenses	3,341,625	(78,350)	3,368,275
Accrued offering costs	—	(147,963)	—
Account payable	605,847	—	605,847
Income tax receivable	(582,636)	—	(582,636)
Deferred acquisition cost	(4,573,746)	—	(4,573,746)
Due to affiliate	489,691	(5,957)	559,230
Net cash and cash equivalents provided by (used in) operating activities	(640,226)	2,431,797	1,791,489

Cash flows from investing activities
Cash deposited in trust account	—	(201,695,000)	(201,695,000)
Cash withdrawn from trust account	2,691,224	2,587,000	5,278,224
Dividends reinvested in trust account	(2,885,823)	(4,168,868)	(7,054,691)
Net cash and cash equivalents used in investing activities	(194,599)	(203,276,868)	(203,471,467)

Cash flows from financing activities
Gross proceeds from initial public offering	—	207,000,000	207,000,000
Proceeds from sale of common stock to founding stockholder	—	—	25,000
Proceeds from sale of warrants	—	4,000,000	4,000,000
Repurchase of common stock	—	(4)	(4)
Payment of underwriter’s discount and offering expenses	—	(9,326,991)	(9,326,991)
Net cash and cash equivalents provided by financing activities	—	201,673,005	201,698,005

Net increase (decrease) in cash	(834,825)	827,934	18,027
Cash and cash equivalents, beginning of period	852,852	24,918	―
Cash and cash equivalents, end of period	$18,027	$852,852	$18,027

Supplement disclosure

Common stock, subject to possible conversion, 4,139,999 shares at $9.74 per share	$—	$40,338,990	$40,338,990
Dividend income attributable to common stock subject to possible conversion (net of income taxes $426,105, $335,761, and $761,865 respectively)	$151,059	$498,013	$649,072
Income taxes paid	$1,661,224	$1,217,000	$2,878,224

See accompanying notes.

GSC ACQUISITION COMPANY
(a development stage company)

Notes to Consolidated Financial Statements

Note 1 — Organization and Nature of Business Operations

GSC ACQUISITION COMPANY (a development stage company) (the “Company”) was incorporated in Delaware on October 26, 2006. The Company was formed to acquire through merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar Business Combination, one or more businesses or assets. The Company has neither engaged in any operations nor generated any revenue from operations to date. All activity through December 31, 2008 relates to the formation of the Company, its initial public offering, negotiation, efforts to identify prospective target businesses and the negotiation and execution of the Merger Agreement and the Company’s efforts to consummate the merger thereunder, as described below and in Notes 3 and 7. The Company will not generate any operating revenues until after completion of its initial Business Combination. The Company generates non-operating income in the form of dividend income on cash and cash equivalents.   The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting By Development Stage Enterprises,” and is subject to the risks associated with activities of development stage companies.

The registration statement for the Company’s initial public offering (“IPO”) was declared effective June 25, 2007. The Company consummated the IPO on June 29, 2007 and recorded proceeds of approximately $191.5 million, net of the underwriters’ discount and commission of $14.5 million and offering costs of $1.0 million.

GSCAC Holdings I LLC (“Holdings I”), GSCAC Holdings II LLC (“Holdings II”) and GSCAC Merger Sub LLC (“Merger Sub”) (collectively, the “Subsidiaries”) are Delaware limited liability companies that were formed in April 2008.  The Company owns 100% of Holdings I, which owns 100% of Holdings II, which owns 100% of Merger Sub.  As of December 31, 2008, there were no assets or liabilities and there were no activities in any of the subsidiaries.

A total of approximately $201.7 million, including $191.5 million of the net proceeds from the IPO, $4.0 million from the sale of warrants to the Company’s first stockholder (the “Founding Stockholder”) (see Note 4) and $6.2 million of deferred underwriting discounts and commissions, has been placed in a trust account at JPMorgan Chase Bank, N.A., with the American Stock Transfer & Trust Company serving as trustee.  Except for a portion of the dividend income permitted to be released to the Company, the proceeds held in trust will not be released from the trust account until the earlier of the completion of the Company’s initial Business Combination or the liquidation of the Company.  Under the terms of the investment management trust agreement, up to a total of $2.4 million of dividend income earned (net of taxes payable) may be released to the Company, subject to availability.  As of December 31, 2008, the full $2.4 million had been released to the Company in accordance with those terms and the balance in the trust account was approximately $203.5 million.

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

GSC ACQUISITION COMPANY
(a development stage company)

Notes to Financial Statements — (Continued)

Note 1 — Organization and Nature of Business Operations (continued)

The Company will seek stockholder approval before it will effect any Business Combination, even if the Business Combination would not ordinarily require stockholder approval under applicable state law. In connection with the stockholder vote required to approve any Business Combination, including the proposed acquisition of Complete Energy, the Company’s Founding Stockholder and four of its directors have agreed to vote any shares of common stock they own that were issued prior to the IPO in accordance with the majority of the shares of common stock voted by the Public Stockholders. “Public Stockholders” is defined as the holders of common stock sold as part of the Units in the IPO or in the aftermarket. The Company will proceed with a Business Combination only if a majority of the shares of common stock voted by the Public Stockholders are voted in favor of the Business Combination and Public Stockholders holding not more than 20% of the shares (minus one share) sold in the IPO vote against the Business Combination and exercise their conversion rights. If a majority of the shares of common stock voted by the Public Stockholders are not voted in favor of a proposed initial Business Combination, the Company may combine with a different target business meeting the fair market value criterion described above so long as such combination is approved by public stockholders prior to June 25, 2009.

If a Business Combination is approved and completed, any Public Stockholder voting against a Business Combination will be entitled to convert their stock into a pro rata share of the aggregate amount then on deposit in the trust account, before payment of deferred underwriting discounts and commissions and including any interest earned on their pro rata portion of the trust account, net of income taxes payable by the Company thereon, and net of the dividend income earned of $2.4 million on the balance of the trust account previously released to the Company to fund its working capital requirements. Public Stockholders who convert their stock into their share of the trust account will continue to have the right to exercise any Warrants they may hold.  As of December 31, 2008, 4,139,999 shares of common stock may be subject to conversion for cash payments of approximately $9.74 per share totaling approximately $40.3 million.

During the period from July 1, 2007 to December 31, 2008, the Company earned enough dividends to begin accreting dividend income to the common stock subject to possible conversion.  Accordingly, the Company accreted approximately $0.6 million of dividend income, net of $0.8 million of income taxes as of December 31, 2008.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principals and all values are stated in United States dollars.  The consolidated financial statements include the accounts of the Company and its Subsidiaries.  All intercompany accounts have been eliminated in consolidation.

GSC ACQUISITION COMPANY
(a development stage company)

Notes to Financial Statements — (Continued)

Note 2 — Summary of Significant Accounting Policies (continued)

Basis of presentation (continued):

Going concern consideration –As indicated in the accompanying financial statements, at December 31, 2008 the Company had unrestricted cash of $18,027 and $3.4 million in accrued expenses. These costs mainly relate to the pursuit of the Company’s acquisition plans and specifically the proposed merger with Complete Energy.  There is no assurance that the Company will successfully complete a Business Combination with Complete Energy (or any other entity) by June 25, 2009. As a result, the Company cannot assure that the cash available will be sufficient to cover expenses. These factors, among others, raise substantial doubt about the Company’s ability to satisfy its outstanding obligations and to continue operations as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

The significant accounting policies followed in the preparation of the accompanying financial statements are as follows:

Cash and cash equivalents:

The Company and its Subsidiaries consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Cash and cash equivalents held in trust:

A total of approximately $201.7 million was originally placed in a trust account at JPMorgan Chase Bank, N.A., with the American Stock Transfer & Trust Company serving as trustee.  The trust proceeds are invested in the “JPMorgan 100% U.S. Treasury Securities Money Market Fund.”  The money market fund invests exclusively in direct short-term obligations of the US Treasury.  As of December 31, 2008, the balance in the trust account was approximately $203.5 million, which includes approximately $4.2 million of dividend income earned since the inception of the trust net of approximately $2.9 million of taxes paid and $2.4 million released to the Company as of December 31, 2008.

Fair Value Measurements:

The fair values of the Company’s financial instruments reflect the estimates of amounts that would be received from selling an asset in an orderly transaction between market participants at the measurement date. The fair value estimates presented in this report are based on information available to the Company as of December 31, 2008 and December 31, 2007.

In accordance with Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), the Company applies a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. The three levels are the following:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•
Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

GSC ACQUISITION COMPANY
(a development stage company)

Notes to Financial Statements — (Continued)

Note 2 — Summary of Significant Accounting Policies (continued)

Fair Value Measurements (continued):

The fair value of cash and cash equivalents held in the trust account were estimated using Level 1 inputs and the carrying value approximates the fair value because of their nature and respective duration. No investments were included as Level 2 or Level 3 investments during 2008.

Deferred acquisition costs:
Deferred acquisition costs consist principally of legal, consulting and other professional fees incurred through the consolidated balance sheet date that are directly related to the proposed acquisition discussed in Note 7. Deferred acquisition costs related to the proposed acquisition will be charged to expense if the acquisition is not consummated or included as an element of the purchase price should the transaction be consummated.

Accounts payable:
Accounts payable are outstanding amounts owed to third parties principally for services rendered in connection with the Company’s effort to identify a target business.

Accrued expenses:
Accrued expenses are estimated costs incurred but not yet paid.  At December 31, 2008 accrued expenses consist primarily of legal fees incurred in connection with the Company’s proposed acquisition discussed in Note 7.

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

Note 3 — Initial Public Offering (continued)

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

The Company agreed to pay the underwriters in the IPO an underwriter discount of 7.0% of the gross proceeds of the IPO.  However, the underwriters have agreed that a portion of the underwriter discount equal to 3.0% of the gross proceeds will not be payable unless and until the Company completes a Business Combination and have waived their right to receive such payment upon the Company’s liquidation if it is unable to complete a Business Combination.  As of December 31, 2008, such amount is $6.2 million which is included as deferred underwriting discount on the balance sheet.

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

The Company has agreed to pay to GSCP (NJ) Holdings, L.P., an affiliate of the Founding Stockholder, a total of $7,500 per month for office space and general and administrative services. Services commenced on June 25, 2007, the effective date of the IPO, and will terminate upon the earlier of (i) the consummation of a Business Combination, or (ii) the liquidation of the Company. For the year ended December 31, 2008, administrative fees totaled $90,000 of which $22,500 is payable at December 31, 2008 and included in due to affiliate on the balance sheet.

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

As of December 31, 2008, the Company had reimbursed GSCP (NJ) Holdings, L.P., a total of $833,847 of which $386,943 was for IPO related expenses paid on the Company’s behalf and $446,904 was for out-of-pocket expenses incurred in connection with the Company’s efforts in identifying prospective target businesses and consummating an initial business combination.

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

On June 25, 2007 the Board of Directors declared a stock dividend to stockholders of record on June 24, 2007.  The stock dividend was paid on June 29, 2007.  One share of Common stock was issued for each five outstanding shares of Common Stock.  All references in the accompanying financial statements as of December 31, 2006 and for the period from October 26, 2006 (date of inception) to December 31, 2008 to the number of shares of common stock have been retroactively restated to reflect this transaction. These transactions were effected to ensure that the shares included in the Units sold in the IPO represented approximately 80% of the Company’s outstanding share capital.

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

Note 7 — Proposed Business Combination (continued)

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

The Merger and related transactions have been unanimously approved by the Company’s board of directors and the holders of all of the membership interests in Complete Energy that are required for such approval, but are subject to the approval of the Company’s stockholders, including a majority of the shares of common stock of the Company issued in its IPO.  In addition, the Merger may not be completed if holders of more than 20% of the shares sold in the IPO vote against the merger and properly exercise their conversion rights, as set forth in the Company’s certificate of incorporation.  There can be no assurance that the Merger will be consummated or that any other proposed initial Business Combination will be consummated.

Note 8 — Provision for Income Taxes

The Company is subject to U.S. Federal, state and local income and capital taxes. The components of the Company’s income tax provision by taxing jurisdiction for the years ended December 31, 2008 and December 31, 2007 are as follows:

	2008	2007
Current
Federal	$142,381	$1,146,541
State & Local	652,911	353,755
Current provision (benefit) for income taxes	$795,292	$1,500,296

Deferred
Federal	$1,700	$(23,376)
State & Local	—	—
Deferred provision (benefit) for income taxes	$1,700	$(23,376)

Total provision (benefit) for income taxes	$796,992	$1,476,920

The Company’s effective tax rate of 74.38% and 38.92% for the years ended December 31, 2008 and December 31, 2007, respectively, differs from the federal statutory rate of 34.0% mainly due to certain differences including state and local income taxes.

GSC ACQUISITION COMPANY
(a development stage company)

Notes to Financial Statements — (Continued)

Note 8 — Provision for Income Taxes (continued)

The Company is subject to state and local taxes based on capital as opposed to income.  Such state and local taxes based on capital are included as part of the Company’s income tax provision and account for 40.22% and 6.56% of the Company’s effective rate of 74.38% and 38.92% for the years ended December 31, 2008 and December 31, 2007 respectively.

The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate:

	2008	2007
U.S. Federal Statutory Rate	34.00%	34.00%
Increase resulting from:
State and Local Income Taxes, net of Federal Benefits	40.22%	6.56%

Meals and Entertainment	0.16%	0.01%
Other	-	-1.65%

Effective Tax Rate	74.38%	38.92%

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

The Company has a net deferred tax asset of $21,676 at December 31, 2008 related to book/tax differences with respect to amortization of organizational costs.  Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize a future benefit with respect to the deferred tax asset.

The Company has a state deferred tax asset of $7,033 related to book/tax differences with respect to amortization of organizational costs.  As the Company is currently subject to and expects to continue to be subject to taxes based on capital as opposed to income, it does not expect to be able to utilize this asset.  Accordingly a full valuation allowance of $7,033 has been recorded against the state deferred tax asset.

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

Note 9 — Recent Accounting Pronouncements (continued)

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

In December 2007, the FASB released Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“FAS 141R”), replacing Statement of Financial Accounting Standards No. 141, “Business Combinations” (“FAS No. 141”).  This Statement retains the fundamental requirements in FAS 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all Business Combinations and for an acquirer to be identified for each Business Combination.  This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the Business Combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the Business Combination.  This Statement clarifies that acquirers will be required to expense costs related to any acquisitions.  FAS 141R will apply prospectively to Business Combinations for which the acquisition date is on or after fiscal years beginning December 15, 2008.  Early adoption is prohibited.

The Company will adopt FAS 141R as of January 1, 2009.  In accordance with the requirements of FAS 141R, the Company will expense acquisition costs related to the proposed Business Combination discussed in Note 7.  As of December 31, 2008 acquisition costs total $4.6 million and is presented on balance sheet as deferred acquisition costs.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of February 2009.

GSC ACQUISITION COMPANY

By:	/s/ Peter R. Frank
Name: Peter R. Frank
Title: Chief Executive Officer and
Principal Accounting and Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Alfred C. Eckert III	Chairman of the Board of Directors	February 26, 2009
Alfred C. Eckert III

/s/ Peter R. Frank	Chief Executive Officer, Principal Accounting and Financial Officer and Director	February 26, 2009
Peter R. Frank

/s/ Matthew C. Kaufman	President and Director	February 26, 2009
Matthew C. Kaufman

/s/ Richard W. Detweiler	Director	February 26, 2009
Richard W. Detweiler

/s/ James K. Goodwin	Director	February 26, 2009
James K. Goodwin

/s/ Richard A. McKinnon	Director	February 26, 2009
Richard A. McKinnon

/s/ Daniel R. Sebastian	Director	February 26, 2009
Daniel R. Sebastian