Form 10-Q
period 2009-03-31
GSC Acquisition Co
filed 2009-05-08
CIK 1381117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	001-33553

GSC Acquisition Company

(Exact name of Registrant as specified in its charter)

Delaware	20-5779392
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

500 Campus Drive, Suite 220
Florham Park, New Jersey 07932
(Address of principal executive offices)

(973) 437-1000
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  No

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer

    Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).      ☑ Yes ☐ No

     As of May 7, 2009, 25,200,000 shares of common stock were issued and outstanding.

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

ability to continue as a going concern;

•	ability to complete a combination with one or more target businesses, including Complete Energy Holdings, LLC (“Complete Energy”);

•	success in retaining or recruiting, or changes required in, our management or directors following a business combination, if any;

•	potential inability to obtain financing to complete a business combination;

•	limited pool of prospective target businesses;

•	potential change in control if we acquire one or more target businesses for stock;

•	public securities’ limited liquidity and trading;

•	the delisting of our securities from the NYSE Amex or an inability to have our securities listed on the NYSE Amex or another exchange following a business combination, if any;

•	use of proceeds not in trust or available to us from dividend income earned on the trust account balance; or

•	financial performance.

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

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements.
GSC ACQUISITION COMPANY
 (a development stage company)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS
	March 31, 2009	December 31, 2008
Current assets:
Cash and cash equivalents	$74	$18,027
Prepaid expense	16,785	16,785
Account receivable	―	95
Deferred acquisition costs	―	4,573,746
Income tax receivable	540,733	582,636
Total current assets	557,592	5,191,289
Cash and cash equivalents held in trust	203,351,444	203,471,467
Deferred tax assets	2,230,059	21,676
Valuation Allowance	(963,287)	―
Net deferred tax asset	1,266,772	21,676
Total assets	$205,175,808	$208,684,432

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued expenses	$3,260,662	$3,368,275
Accounts payable	782,555	605,847
Due to affiliate	625,226	559,230
Total current liabilities	4,668,443	4,533,352
Deferred underwriting discount	6,210,000	6,210,000
Total liabilities	10,878,443	10,743,352
Common stock, subject to possible conversion, 4,139,999 shares at $9.74	40,338,990	40,338,990
Dividend income attributable to common stock subject to possible conversion (net of income taxes of $540,896 and $761,865 at March 31, 2009 and December 31, 2008, respectively)	870,041	649,072

Stockholders’ equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	―	―
Common stock, $0.001 par value, 200,000,000 shares authorized; 25,200,000 shares issued and outstanding	25,200	25,200
Additional paid-in capital	155,123,815	155,123,815
Retained earnings/(Accumulated deficit)	(2,060,681)	1,804,003
Total stockholders’ equity	153,088,334	156,953,018

Total liabilities and stockholders’ equity	$205,175,808	$208,684,432

See accompanying notes.

GSC ACQUISITION COMPANY
(a development stage company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

For the period from January 1, 2009 to March 31, 2009
And for the period from January 1, 2008 to March 31, 2008
And for the period from October 26, 2006 (date of inception) to March 31, 2009

	For the period from January 1, 2009 to March 31, 2009	For the period from January 1, 2008 to March 31, 2008	For the period from October 26, 2006 (date of inception) to March 31, 2009
Formation, general and administrative costs	$128,646	$180,292	$2,357,952
Acquisition costs	4,575,746	―	4,575,746
Administrative fee	22,500	22,500	157,500
Operating loss	(4,726,892)	(202,792)	(7,091,198)
Dividend income	13	1,356,800	7,091,306
Income (loss) before provision for income tax	(4,726,879)	1,154,008	108
Provision for income tax (benefit)	(1,083,164)	509,711	1,190,748
Net income (loss)	$(3,643,715)	$644,297	$(1,190,640)

Less: Dividend income attributable to common stock subject to possible conversion (net of income taxes (benefit) of ($220,969), $151,692 and $540,896, respectively)	(220,969)	(118,148)	(870,041)
Net income (loss) attributable to common stock not subject to possible conversion	$(3,864,684)	$526,149	$(2,060,681)

Net income (loss) per share (1):
Basic	$(0.14)	$0.03	$(0.06)
Diluted	$(0.12)	$0.02	$(0.05)
Weighted average shares outstanding (1):
Basic	25,200,000	25,200,000	20,134,582
Diluted	30,531,353	29,838,841	24,913,904

(1) – Share amounts have been retroactively restated from the date of inception to reflect the effect of a stock dividend paid on June 29, 2007 of one share for each five outstanding shares of common stock (see note 6).

See accompanying notes.

GSC ACQUISITION COMPANY
(a development stage company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the period ended March 31, 2009
And for the year ended December 31, 2008
And for the year ended December 31, 2007
And for the period from October 26, 2006 (date of inception) to December 31, 2006

	Common Stock (1)		Additional Paid-in	Earnings Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity
Common shares issued	6,562,500	$6,563	$18,437	$—	$25,000
Net loss	—	—	—	(138,419)	(138,419)
Balances, at December 31, 2006	6,562,500	6,563	18,437	(138,419)	(113,419)

Common stock repurchased from Founding Stockholder and directors for $4.00	(2,062,500)	(2,063)	2,059	—	(4)
Sale of 20,700,000 units, net of underwriting discounts and offering costs	20,700,000	20,700	191,442,309	—	191,463,009
Net proceeds subject to possible conversion of 4,139,999 shares	—	—	(40,338,990)	—	(40,338,990)
Proceeds from sale of warrants to Founding Stockholder	—	—	4,000,000	—	4,000,000
Dividend income attributable to common stock subject to possible conversion	—	—	—	(498,013)	(498,013)
Net income	—	—	—	2,317,041	2,317,041
Balances, at December 31, 2007	25,200,000	25,200	155,123,815	1,680,609	156,829,624

Dividend income attributable to common stock subject to possible conversion	—	—	—	(151,059)	(151,059)
Net income	—	—	—	274,453	274,453
Balances, at December 31, 2008	25,200,000	$25,200	$155,123,815	$1,804,003	$156,953,018

Dividend income attributable to common stock subject to possible conversion	—	—	—	(220,969)	(220,969)
Net loss	—	—	—	(3,643,715)	(3,643,715)
Balances, at March 31, 2009	25,200,000	$25,200	$155,123,815	$(2,060,681)	$153,088,334

(1) – Share amounts have been retroactively restated from the date of inception to reflect the effect of a stock dividend paid on June 29, 2007 of one share for each five outstanding shares of common stock (see note 6).

See accompanying notes.

GSC ACQUISITION COMPANY
(a development stage company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the period from January 1, 2009 to March 31, 2009
And for the period from January 1, 2008 to March 31, 2008
And for the period from October 26, 2006 (date of inception) to March 31, 2009

Cash flows from operating activities	For the period from January 1, 2009 to March 31, 2009	For the period from January 1, 2008 to March 31, 2008	For the period from October 26, 2006 (date of inception) to March 31, 2009
Net income (loss)	$(3,643,715)	$644,297	$(1,190,640)
Adjustments to reconcile net loss to net cash provided by (used in ) operating activities:
Change in operating assets and liabilities:
Deferred tax assets	(2,208,383)	425	(2,230,059)
Valuation Allowance	963,287	—	963,287
Deferred acquisition cost	4,573,746	—	—
Prepaid expense	—	49,784	(16,785)
Account receivable	95	1,372	—
Income tax receivable	41,903	—	(540,733)
Income tax payable	—	83,062	—
Accounts payable	176,708	—	782,555
Accrued expenses	(107,613)	8,816	3,260,662
Due to affiliate	65,996	17,474	625,226
Net cash provided by (used in) operating activities	(137,976)	805,230	1,653,513

Cash flows from investing activities
Cash deposited in trust account	—	—	(201,695,000)
Cash withdrawn from trust account	120,023	426,224	5,398,247
Dividends reinvested in trust account	—	(1,349,198)	(7,054,691)
Net cash provided by (used in) investing activities	120,023	(922,974)	(203,351,444)

Cash flows from financing activities
Gross proceeds from initial public offering	—	—	207,000,000
Proceeds from sale of common stock to founding stockholder	—	—	25,000
Proceeds from sale of warrants	—	—	4,000,000
Repurchase of common stock	—	—	(4)
Payment of underwriter’s discount and offering expenses	—	—	(9,326,991)
Net cash provided by financing activities	—	—	201,698,005

Net increase (decrease) in cash	(17,953)	(117,744)	74
Cash, beginning of period	18,027	852,852	―
Cash, end of period	$74	$735,108	$74

Supplemental Disclosure
Common stock, subject to possible conversion, 4,139,999 shares at $9.74 per share	$—	$—	$40,338,990
Dividend income attributable to common stock subject to possible conversion (net of income taxes (benefit) of ($220,969), $151,692 and $540,896, respectively)	$220,969	$118,148	$870,041
Income taxes paid	$120,023	$426,224	$2,998,247

See accompanying notes.

GSC ACQUISITION COMPANY
(a development stage company)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 — Organization and Nature of Business Operations

GSC ACQUISITION COMPANY (a development stage company) (the “Company”) was incorporated in Delaware on October 26, 2006. The Company was formed to acquire through merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar Business Combination, one or more businesses or assets. The Company has neither engaged in any operations nor generated any revenue from operations to date. All activity through March 31, 2009 relates to the formation of the Company, its initial public offering, negotiation, efforts to identify prospective target businesses and the negotiation and execution of the Merger Agreement and the Company’s efforts to consummate the merger thereunder, as described below and in Notes 3 and 7. The Company will not generate any operating revenues until after completion of its initial Business Combination, if any. The Company generates non-operating income in the form of dividend income on cash and cash equivalents.   The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting By Development Stage Enterprises,” and is subject to the risks associated with activities of development stage companies.

The registration statement for the Company’s initial public offering (“IPO”) was declared effective June 25, 2007. The Company consummated the IPO on June 29, 2007 and recorded proceeds of approximately $191.5 million, net of the underwriters’ discount and commission of $14.5 million and offering costs of $1.0 million.

GSCAC Holdings I LLC (“Holdings I”), GSCAC Holdings II LLC (“Holdings II”) and GSCAC Merger Sub LLC (“Merger Sub”) (collectively, the “Subsidiaries”) are Delaware limited liability companies that were formed in April 2008.  The Company owns 100% of Holdings I, which owns 100% of Holdings II, which owns 100% of Merger Sub.  As of March 31, 2009, there were no assets or liabilities and there were no activities in any of the subsidiaries.

A total of approximately $201.7 million, including $191.5 million of the net proceeds from the IPO, $4.0 million from the sale of warrants to the Company’s first stockholder (the “Founding Stockholder”) (see Note 4) and $6.2 million of deferred underwriting discounts and commissions, has been placed in a trust account at JPMorgan Chase Bank, N.A., with the American Stock Transfer & Trust Company serving as trustee.  Except for a portion of the dividend income permitted to be released to the Company, the proceeds held in trust will not be released from the trust account until the earlier of the completion of the Company’s initial Business Combination or the liquidation of the Company.  Under the terms of the investment management trust agreement, up to a total of $2.4 million of dividend income earned (net of taxes payable) may be released to the Company, subject to availability.  As of March 31, 2009, the full $2.4 million had been released to the Company in accordance with those terms and the balance in the trust account was approximately $203.4 million.

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

GSC ACQUISITION COMPANY
(a development stage company)

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Note 1 — Organization and Nature of Business Operations (continued)

The Company will seek stockholder approval before it will effect any Business Combination, even if the Business Combination would not ordinarily require stockholder approval under applicable state law. In connection with the stockholder vote required to approve any Business Combination, the Company’s Founding Stockholder and four of its directors have agreed to vote any shares of common stock they own that were issued prior to the IPO in accordance with the majority of the shares of common stock voted by the Public Stockholders. “Public Stockholders” is defined as the holders of common stock sold as part of the Units in the IPO or in the aftermarket. The Company will proceed with a Business Combination only if a majority of the shares of common stock voted by the Public Stockholders are voted in favor of the Business Combination and Public Stockholders holding not more than 20% of the shares (minus one share) sold in the IPO vote against the Business Combination and exercise their conversion rights. If a majority of the shares of common stock voted by the Public Stockholders are not voted in favor of a proposed initial Business Combination, the Company may combine with a different target business meeting the fair market value criterion described above so long as such combination is approved by public stockholders prior to June 25, 2009.

If a Business Combination is approved and completed, any Public Stockholder voting against a Business Combination will be entitled to convert their stock into a pro rata share of the aggregate amount then on deposit in the trust account, before payment of deferred underwriting discounts and commissions and including any interest earned on their pro rata portion of the trust account, net of income taxes payable by the Company thereon, and net of the dividend income earned of $2.4 million on the balance of the trust account previously released to the Company to fund its working capital requirements. Public Stockholders who convert their stock into their share of the trust account will continue to have the right to exercise any Warrants they may hold.  As of March 31, 2009, 4,139,999 shares of common stock may be subject to conversion for cash payments of approximately $9.74 per share totaling approximately $40.3 million.

During the period from July 1, 2007 to March 31, 2009, the Company earned enough dividends to begin accreting dividend income to the common stock subject to possible conversion.  Accordingly, the Company accreted approximately $0.9 million of dividend income, net of $0.5 million of income taxes as of March 31, 2009.

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

Going concern consideration –As indicated in the accompanying financial statements, at March 31, 2009 the Company had unrestricted cash of $74 and a total of $4.0 million in accrued expenses and accounts payable. These costs mainly relate to the pursuit of the Company’s acquisition plans and specifically Complete Energy.  There is no assurance that the Company will successfully complete a Business Combination by June 25, 2009. As a result, the Company cannot assure that the cash available will be sufficient to cover expenses. These factors, among others, raise substantial doubt about the Company’s ability to satisfy its outstanding obligations and to continue operations as a going concern. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Cash and cash equivalents held in trust:

A total of approximately $201.7 million was originally placed in a trust account at JPMorgan Chase Bank, N.A., with the American Stock Transfer & Trust Company serving as trustee.  The trust proceeds are invested in the “JPMorgan 100% U.S. Treasury Securities Money Market Fund.”  The money market fund invests exclusively in direct short-term obligations of the US Treasury.  As of March 31, 2009, the balance in the trust account was approximately $203.4 million, which includes approximately $4.1 million of dividend income earned since the inception of the trust net of approximately $3.0 million of taxes paid and $2.4 million released to the Company as of March 31, 2009 as allowed under the IPO agreement

Fair Value Measurements:

The fair values of the Company’s financial instruments reflect the estimates of amounts that would be received from selling an asset in an orderly transaction between market participants at the measurement date. The fair value estimates presented in this report are based on information available to the Company as of March 31, 2009 and December 31, 2008.

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

The fair value of cash and cash equivalents held in the trust account were estimated using Level 1 inputs and the carrying value approximates the fair value because of their nature and respective duration. No investments were included as Level 2 or Level 3 investments during 2008 and 2009.

Deferred acquisition costs:

Deferred acquisition costs consisted principally of legal, consulting and other professional fees incurred through December 31, 2008 that are directly related to Complete Energy as discussed in Note 7.  In accordance with the Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“FAS 141R”) the Company expensed all acquisition costs related to Complete Energy on January 1, 2009.  Accordingly, for the period from January 1, 2009 to March 31, 2009 the condensed consolidated statement of operations reflects a $4.6 million expense of acquisition costs.

Accounts payable:

Accounts payable are outstanding amounts owed to third parties principally for services rendered in connection with the Company’s effort to identify a target business.

GSC ACQUISITION COMPANY
(a development stage company)

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Note 2 — Summary of Significant Accounting Policies (continued)

Accrued expenses:

Accrued expenses are estimated costs incurred but not yet paid.  At March 31, 2009,  accrued expenses consist primarily of legal fees incurred in connection with the Company’s Merger Agreement discussed in Note 7.

Due to affiliate:

The due to affiliate balance includes $0.6 million due to GSCP (NJ) Holdings, L.P., an affiliate of the Founding Stockholder, for certain acquisition costs paid on the Company’s behalf and $0.1 million for administrative fees due to GSCP (NJ) Holdings, L.P.

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

GSC ACQUISITION COMPANY
(a development stage company)

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Note 4 — Related Party Transactions

The Company agreed to pay the underwriters in the IPO an underwriter discount of 7.0% of the gross proceeds of the IPO.  However, the underwriters have agreed that a portion of the underwriter discount equal to 3.0% of the gross proceeds will not be payable unless and until the Company completes a Business Combination and have waived their right to receive such payment upon the Company’s liquidation if it is unable to complete a Business Combination.  As of March 31, 2009, such amount is $6.2 million which is included as deferred underwriting discount on the balance sheet.

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

The Company has agreed to pay to GSCP (NJ) Holdings, L.P., an affiliate of the Founding Stockholder, a total of $7,500 per month for office space and general and administrative services. Services commenced on June 25, 2007, the effective date of the IPO, and will terminate upon the earlier of (i) the consummation of a Business Combination, or (ii) the liquidation of the Company.   For the period from October 26, 2006 (date of inception) to March 31, 2009 and for the period from January 1, 2009 to March 31, 2009, administrative fees totaled $157,500 and $22,500 respectively.   As of  March 31, 2009 the outstanding administrative fee payable totaled $67,500 and is included in due to affiliate on the balance sheet.

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

As of March 31, 2009, the Company had reimbursed GSCP (NJ) Holdings, L.P., a total of $833,847 of which $386,943 was for IPO related expenses paid on the Company’s behalf and $446,904 was for out-of-pocket expenses incurred in connection with the Company’s efforts in identifying prospective target businesses and consummating an initial business combination.

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

GSC ACQUISITION COMPANY
(a development stage company)

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Note 6 — Common Stock (continued)

On June 25, 2007 the Board of Directors declared a stock dividend to stockholders of record on June 24, 2007.  The stock dividend was paid on June 29, 2007.  One share of Common stock was issued for each five outstanding shares of Common Stock.  All references in the accompanying financial statements as of December 31, 2006 and for the period from October 26, 2006 (date of inception) to March 31, 2009 to the number of shares of common stock have been retroactively restated to reflect this transaction. These transactions were effected to ensure that the shares included in the Units sold in the IPO represented approximately 80% of the Company’s outstanding share capital.

Note 7 — Business Combination

On May 9, 2008, the Company entered into an agreement and plan of merger (the “Merger Agreement”) among the Company, Holdings I, Holdings II, Merger Sub and Complete Energy Holdings, LLC (“Complete Energy”).  The Company owns 100% of Holdings I, which owns 100% of Holdings II, which owns 100% of Merger Sub.  Complete Energy owns and operates two natural gas-fired combined cycle power generation facilities, the 1,022 MW La Paloma generating facility and the 837 MW Batesville generating facility. The Merger Agreement provides for the Company to indirectly acquire Complete Energy by way of a merger of Merger Sub into Complete Energy, with Complete Energy being the surviving entity and thereby becoming an indirect subsidiary of the Company (the “Merger”).

There can be no assurance that the Merger will be consummated or that any other initial Business Combination will be consummated.

GSC ACQUISITION COMPANY
(a development stage company)

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Note 8 — Provision for Income Taxes

The Company is subject to U.S. Federal, state and local income and capital taxes. The components of the Company’s income tax provision by taxing jurisdiction for the period ended March 31, 2009 and for the year ended December 31, 2008 are as follows:

	2009	2008
Current
Federal	$—	$142,381
State & Local	161,932	652,911
Current provision (benefit) for income taxes	$161,932	$795,292
Deferred
Federal	$(1,245,096)	$1,700
State & Local	—	—
Deferred provision (benefit) for income taxes	$(1,245,096)	$1,700

Total provision (benefit) for income taxes	$(1,083,164)	$796,992

The Company’s effective tax rate of 22.92% and 74.38% for the period ended March 31, 2009 and for the year ended December 31, 2008, respectively, differs from the federal statutory rate of 34.0% mainly due to certain differences including state and local income taxes and valuation allowances.

The Company is subject to state and local taxes based on capital as opposed to income.  Such state and local taxes based on capital are included as part of the Company’s income tax provision and account for -2.26% and 40.22% of the Company’s effective rate of 22.92% and 74.38% for the period ended March 31, 2009 and for the year ended December 31, 2008, respectively.

The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate:

	2009	2008
U.S. Federal Statutory Rate	34.00%	34.00%
Increase/Decrease resulting from:
State and Local Income Taxes, net of Federal Benefits	-2.26%	40.22%

Meals and Entertainment	—	0.16%
Valuation Allowance	-8.82%	—

Effective Tax Rate	22.92%	74.38%

GSC ACQUISITION COMPANY
(a development stage company)

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Note 8 — Provision for Income Taxes (continued)

FASB Statement No. 10 (“FAS 109”), “Accounting for Income Taxes” prescribes an asset and liability approach to accounting for income taxes that requires the recognition of deferred tax assets and deferred tax liabilities for the expected future tax consequences of events that have been recognized in different periods for income tax purposes than for financial statement reporting purposes.  Deferred taxes reflect the temporary differences between the tax basis and financial statement carrying value of assets and liabilities. Provisions for deferred taxes are made in recognition of these temporary differences in accordance with the provisions of FAS 109.  Significant deferred tax assets (“DTAs”) at March 31, 2009 consist of the following:

Deferred Tax Assets:
Organizational Costs	$28,145
Deferred Acquisition Costs	2,060,584
Net Operating Loss	141,330
Deferred Tax Assets	2,230,059
Valuation Allowance	(963,287)
Total Net Deferred Tax Assets	$1,266,772

The Company has deferred tax assets of $2.2 million at March 31, 2009 related to book/tax differences with respect to amortization of organizational costs, deferred acquisition costs and net operating losses.  As the Company has incurred a net operating loss for the period ended March 31, 2009 and does not believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize a future benefit with respect to all of its DTAs, the Company has recorded a valuation allowance of $963K resulting in net DTAs of $1.3 million.

The Company has previously paid approximately $1.3M in federal taxes and expects to realize a refund of $1.3M on the realization of its DTAs.

As the Company is currently subject to and expects to continue to be subject to state taxes based on capital as opposed to income, it does not expect to be able to utilize the deferred tax assets for state tax purposes.  Accordingly included in the valuation allowance of $963K is a state valuation allowance of $411K.

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

We have neither engaged in any operations nor generated any revenues from operations to date. Our entire activity since inception has been to prepare for and consummate our IPO, to identify and investigate potential targets for a Business Combination and to negotiate the Merger Agreement and seek to consummate the Merger. We will not generate any operating revenues until consummation of a Business Combination. We generate non-operating income in the form of interest and dividend income on cash and cash equivalents.

Net loss for the period from October 26, 2006 (date of inception) to March 31, 2009 was approximately $1.2 million, which consisted of $7.1 million of dividend income primarily from the trust account offset by $2.4 million of formation, general and operating costs, $4.6 million of acquisition costs and $1.2 million of provision for income taxes.

Net loss for the three months ended March 31, 2009 was approximately $3.6 million, which consisted of $13 of dividend income from the working capital account offset by $0.1 million of formation, general and operating costs, $4.6 million of acquisition costs and $1.1 million of provision for income tax benefit.   Net income for the three months ended March 31, 2008 was $0.6 million which consisted of $1.4 million of dividend income primarily from the trust account offset by $0.2 million of formation, general and operating costs and $0.5 million of provision for income tax.  The primary factors that contributed to the $4.3 million decline in income for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 were (1) no dividends were earned on the cash held in trust for the three months ended March 31, 2009 due to a substantial decline in interest rates and (2) in accordance with FAS 141R, $4.5 million of acquisition costs directly related to the Merger Agreement with Complete Energy was expensed.  The Company also recognized an income tax benefit of $1.1 million for the three months ended March 31, 2009 due to the $4.7 million loss before provision for income tax.

We have incurred substantial costs related to the merger agreement with Complete Energy.  Through March 31, 2009, we expensed approximately $4.6 million of acquisition costs.  As indicated in the accompanying financial statements, at March 31, 2009 the Company had unrestricted cash of $74 and a total of $4.0 million in accrued expenses and accounts payable.  These costs mainly relate to the pursuit of the Company’s acquisition plans and specifically the merger agreement with Complete Energy.  There is no assurance that the Company will successfully complete a Business Combination with Complete Energy or any other target business by June 25, 2009.  No additional funds may be released from the trust account prior to the consummation of our initial Business Combination or the liquidation of the Company. As a result, the Company cannot assure that the cash available will be sufficient to cover expenses.

Business Combination with Complete Energy Holdings, LLC

On May 9, 2008, GSC Acquisition Company (“Company”) entered into an agreement and plan of merger (the “Merger Agreement”) with, GSCAC Holdings I LLC (“Holdings I”), GSCAC Holdings II LLC (“Holdings II”), GSCAC Merger Sub LLC (“Merger Sub”) and Complete Energy Holdings, LLC (“Complete Energy”).  The Company owns 100% of Holdings I, which owns 100% of Holdings II, which owns 100% of Merger Sub.  Complete Energy owns and operates two natural gas-fired combined cycle power generation facilities, the 1,022 MW La Paloma generating facility and the 837 MW Batesville generating facility.  The Merger Agreement provides for the Company to indirectly acquire Complete Energy by way of a merger of Merger Sub into Complete Energy, with Complete Energy being the surviving entity and thereby becoming an indirect subsidiary of the Company (the “Merger”). There can be no assurance that the Merger will be consummated or that any other initial Business Combination will be consummated.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet financing arrangements and have not established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Liquidity and Capital Resources

 A total of approximately $201.7 million, including $191.5 million of the net proceeds from the IPO, $4.0 million from the sale of warrants to the Founding Stockholder and $6.2 million of deferred underwriting discounts and commissions, was placed in trust, except for $50,000 that was made available to us for working capital needs.  We expect that most of the proceeds held in the trust account will be used as consideration to pay the sellers of a target business or businesses with which we ultimately complete our initial Business Combination, if any, or to fund operations if we are able to consummate our initial Business Combination.  We have used substantially all of the net proceeds of this IPO not held in the trust account to pay expenses in locating and acquiring a target business, including identifying and evaluating prospective acquisition candidates, and structuring, negotiating and signing the Merger Agreement. To the extent that shares of our capital stock or debt financing is used in whole or in part as consideration to effect an initial Business Combination, any proceeds remaining held in the trust account as well as any other net proceeds not expended will be made available for general corporate purposes, including to finance the operations of the combined business.  Should we decide to pursue a target business other than Complete Energy, we would expect to focus on potential target businesses with valuations greater than or equal to 80% of the amount held in the trust account (excluding deferred underwriting discounts and commissions of $6.2 million).  We believe that the funds placed in trust, together with other funds, including from the issuance of additional equity and/or the issuance of debt, would support the acquisition of such a target business. Such debt securities could may include a long term debt facility, a high-yield notes offering or mezzanine debt financing, and depending upon the business of the target company, inventory, receivable or other secured asset-based financing. The need for and mix of additional equity and/or debt would depend on many factors. The proposed funding for any such Business Combination would be disclosed in the proxy statement relating to the required shareholder approval.

As of March 31, 2009, approximately $203.4 million was held in trust.

Net proceeds from our initial public offering and private placement of warrants placed in trust	$195,485,000
Deferred underwriters’ discounts and commissions	6,210,000
Total interest received to date for investments held in trust account	7,054,691
Less total interest disbursed to us for working capital through March 31, 2009	(2,400,000)
Less total taxes paid through March 31, 2009	(2,998,247)

Total funds held in trust account at March 31, 2009	$203,351,444

We have incurred, and expect to continue to incur, substantial costs related to our Merger Agreement.  As of March 31, 2009, we had approximately $74 of unrestricted cash available for completing a merger with Complete Energy and for payment of approximately $4.7 million of current liabilities. As a result, we cannot assure you that the cash we have available will be sufficient to cover our expenses.  Acquisition costs associated with the Merger Agreement were approximately $4.6 million as of March 31, 2009.

We may need to obtain additional financing either to consummate our initial Business Combination, if any, or because we become obligated to convert into cash a significant number of shares of public stockholders voting against an initial Business Combination if any such vote is held, in which case we may issue additional securities or incur debt in connection with such Business Combination. Following our initial Business Combination, if any, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our working capital needs and satisfy our other obligations. While we have entered into discussions with GSC Group regarding its willingness to lend us money for working capital purposes, we have not entered into any agreement with the GSC Group, or anyone else, to provide loans to us, and before we may incur any indebtedness, Complete Energy’s consent is required under the terms of the Merger Agreement (or the Merger Agreement must be terminated).  There can be no assurance that we will be able to arrange any loans, or if we do, that any such loans will be sufficient to meet our working capital needs.  Our audited financial statements for the fiscal year ended December 31, 2008, were prepared under the assumption that we will continue our operations as a going concern. Our registered independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Continued operations to consummate an initial Business Combination are dependent on our ability to meet our existing debt obligations and the financing or other capital required to do so may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Changes in Internal Controls over Financial Reporting

As a result of the evaluation completed by Mr. Frank, we have concluded that there were no changes during the fiscal quarter ended March 31, 2009 in our internal controls over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings.

None.

ITEM 1A. Risk Factors.

We operate in an environment that involves a number of significant risks and uncertainties.  There have been no material changes in our risk factors disclosed in our Annual Repot on Form 10-K for the year ended December 31, 2008.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3. Defaults upon Senior Securities.

Not applicable.

ITEM 4. Submission of Matters to a Vote of the Security Holders.

None.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits.

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of May 9, 2008, by and among GSC Acquisition Company, GSCAC Holdings I LLC, GSCAC Holdings II LLC, GSCAC Merger Sub LLC and Complete Energy Holdings, LLC (1)
2.1	Merger Consideration Calculation (2)
3.1	Certificate of Amended and Restated Certificate of Incorporation (3)
3.2	Form of Bylaws (4)
4.1	Specimen Unit Certificate (4)
4.2	Specimen Common Stock Certificate (4)
4.3	Form of Warrant Agreement between the Company and American Stock Transfer & Trust Company (4)
4.4	Form of Warrant Certificate (4)
10.1	Waiver Agreement dated as of February 25, 2009 among the Company, GSCAC Holdings I LLC, GSCAC Holdings II LLC, GSCAC Merger Sub LLC and Complete Energy Holdings, LLC (5)
31.1
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)           Incorporated by reference to exhibit 2.1 of the Company’s current report on Form 8-K filed on May 12, 2008.
(2)           Incorporated by reference to exhibit 2.2 of the Company’s current report on Form 8-K filed on May 12, 2008.
(3)           Incorporated by reference to exhibit 1.1 of the Company’s current report on Form 8-K filed on July 2, 2007.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-138832), which was declared effective on June 25, 2007.
(5)	Incorporated by reference to exhibit 10.20 to the Company’s annual report on Form 10-K filed on February 27, 2009.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GSC ACQUISITION COMPANY
May 7, 2009	By:	/s/ Peter Frank
Name: Peter Frank
		Title:	Chief Executive Officer and Principal Accounting and Financial Officer